Form 10-Q
period 2022-03-31
SELECT MEDICAL HOLDINGS CORP
filed 2022-05-05
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2022, Select Medical Holdings Corporation had outstanding 130,627,340 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2021	March 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$74,310	$130,881
Accounts receivable	889,303	941,434
Prepaid income taxes	55,620	40,761
Other current assets	120,206	137,775
Total Current Assets	1,139,439	1,250,851
Operating lease right-of-use assets	1,078,754	1,102,710
Property and equipment, net	961,467	952,926
Goodwill	3,448,912	3,465,456
Identifiable intangible assets, net	374,879	368,850
Other assets	356,720	395,151
Total Assets	$7,360,171	$7,535,944
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$42,353	$34,745
Current operating lease liabilities	229,334	234,420
Current portion of long-term debt and notes payable	17,572	24,513
Accounts payable	233,844	238,150
Accrued payroll	247,292	242,749
Accrued vacation	144,048	148,114
Accrued interest	29,002	9,932
Accrued other	244,312	232,297
Government advances	83,790	20,862
Unearned government assistance	93	194
Income taxes payable	1,437	3,175
Total Current Liabilities	1,273,077	1,189,151
Non-current operating lease liabilities	916,540	938,423
Long-term debt, net of current portion	3,556,385	3,738,299
Non-current deferred tax liability	142,792	156,407
Other non-current liabilities	106,442	105,098
Total Liabilities	5,995,236	6,127,378
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	39,033	41,670
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 133,884,817 and 131,769,303 shares issued and outstanding at 2021 and 2022, respectively	134	132
Capital in excess of par	504,314	489,794
Retained earnings	593,251	596,079
Accumulated other comprehensive income	12,282	52,135
Total Stockholders’ Equity	1,109,981	1,138,140
Non-controlling interests	215,921	228,756
Total Equity	1,325,902	1,366,896
Total Liabilities and Equity	$7,360,171	$7,535,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2022
Revenue	$1,546,463	$1,599,547
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,293,449	1,407,010
General and administrative	35,403	37,513
Depreciation and amortization	49,620	51,039
Total costs and expenses	1,378,472	1,495,562
Other operating income	34,021	—
Income from operations	202,012	103,985
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	9,919	5,397
Interest income	4,749	—
Interest expense	(34,402)	(35,514)
Income before income taxes	182,278	73,868
Income tax expense	45,064	17,942
Net income	137,214	55,926
Less: Net income attributable to non-controlling interests	26,668	6,809
Net income attributable to Select Medical Holdings Corporation	$110,546	$49,117
Earnings per common share (Note 13):
Basic and diluted	$0.82	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2021	2022
Net income	$137,214	$55,926
Other comprehensive income, net of tax:
Gain on interest rate cap cash flow hedge	8,151	39,814
Reclassification adjustment for losses (gains) included in net income	—	39
Net change, net of tax benefit (expense) of $(2,834) and $(13,284)	8,151	39,853
Comprehensive income	145,365	95,779
Less: Comprehensive income attributable to non-controlling interests	26,668	6,809
Comprehensive income attributable to Select Medical Holdings Corporation	$118,697	$88,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2022

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902
Net income attributable to Select Medical Holdings Corporation				49,117		49,117		49,117
Net income attributable to non-controlling interests						—	4,891	4,891
Cash dividends declared for common stockholders ($0.125 per share)				(16,691)		(16,691)		(16,691)
Issuance of restricted stock	13	0	0			—		—
Vesting of restricted stock			8,288			8,288		8,288
Repurchase of common shares	(2,128)	(2)	(23,459)	(28,215)		(51,676)		(51,676)
Issuance of non-controlling interests			651			651	4,578	5,229
Non-controlling interests acquired in business combination, measurement period adjustment						—	12,463	12,463
Distributions to and purchases of non-controlling interests						—	(9,097)	(9,097)
Redemption value adjustment on non-controlling interests				(1,381)		(1,381)		(1,381)
Other comprehensive income					39,853	39,853		39,853
Other				(2)		(2)		(2)
Balance at March 31, 2022	131,769	$132	$489,794	$596,079	$52,135	$1,138,140	$228,756	$1,366,896

	For the Three Months Ended March 31, 2021

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973
Net income attributable to Select Medical Holdings Corporation				110,546		110,546		110,546
Net income attributable to non-controlling interests						—	17,042	17,042
Issuance of restricted stock	2	0	0			—		—
Forfeitures of unvested restricted stock	(14)	0	0			—		—
Vesting of restricted stock			6,173			6,173		6,173
Non-controlling interests acquired in business combination						—	8,193	8,193
Distributions to and purchases of non-controlling interests			(787)			(787)	(13,458)	(14,245)
Redemption value adjustment on non-controlling interests				(38,405)		(38,405)		(38,405)
Other comprehensive income					8,151	8,151		8,151
Other			(178)	(4)		(182)	371	189
Balance at March 31, 2021	134,838	$135	$514,336	$625,381	$6,124	$1,145,976	$204,641	$1,350,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2021	2022
Operating activities
Net income	$137,214	$55,926
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	11,633	7,486
Depreciation and amortization	49,620	51,039
Provision for expected credit losses	67	94
Equity in earnings of unconsolidated subsidiaries	(9,919)	(5,397)
Loss (gain) on sale or disposal of assets	72	(23)
Stock compensation expense	6,709	8,823
Amortization of debt discount, premium and issuance costs	543	558
Deferred income taxes	(897)	420
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(60,142)	(52,225)
Other current assets	(4,425)	(1,819)
Other assets	961	2,686
Accounts payable	23,460	16,074
Accrued expenses	21,167	(31,076)
Government advances	—	(62,928)
Unearned government assistance	19,207	101
Income taxes	44,618	16,598
Net cash provided by operating activities	239,888	6,337
Investing activities
Business combinations, net of cash acquired	(6,314)	(5,186)
Purchases of property and equipment	(39,719)	(46,845)
Investment in businesses	(6,571)	(3,337)
Proceeds from sale of assets	19	37
Net cash used in investing activities	(52,585)	(55,331)
Financing activities
Borrowings on revolving facilities	—	280,000
Payments on revolving facilities	—	(100,000)
Borrowings of other debt	8,915	15,794
Principal payments on other debt	(9,342)	(9,188)
Dividends paid to common stockholders	—	(16,691)
Repurchase of common stock	—	(51,676)
Decrease in overdrafts	—	(7,608)
Proceeds from issuance of non-controlling interests	—	5,229
Distributions to and purchases of non-controlling interests	(13,663)	(10,295)
Net cash provided by (used in) financing activities	(14,090)	105,565
Net increase in cash and cash equivalents	173,213	56,571
Cash and cash equivalents at beginning of period	577,061	74,310
Cash and cash equivalents at end of period	$750,274	$130,881
Supplemental Information
Cash paid for interest	$52,470	$53,517
Cash paid for taxes	1,343	923

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of March 31, 2022, and for the three month periods ended March 31, 2021 and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 15% of the Company’s accounts receivable is due from Medicare at both December 31, 2021 and March 31, 2022.
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

The changes in redeemable non-controlling interests are as follows:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Balance as of January 1	$398,171	$39,033
Net income attributable to redeemable non-controlling interests	9,626	1,918
Distributions to and purchases of redeemable non-controlling interests	(614)	(1,198)
Redemption value adjustment on redeemable non-controlling interests	38,405	1,381
Other	343	536
Balance as of March 31	$445,931	$41,670
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
As of December 31, 2021 and March 31, 2022, the total assets of the Company’s variable interest entities were $225.1 million and $242.0 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2021 and March 31, 2022, the total liabilities of the Company’s variable interest entities were $74.8 million and $79.1 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $150.3 million and $163.4 million as of December 31, 2021 and March 31, 2022, respectively. These intercompany balances are eliminated in consolidation.
6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties.
The Company’s total lease cost is as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$70,114	$1,799	$71,913	$73,962	$1,809	$75,771
Finance lease cost:
Amortization of right-of-use assets	35	—	35	347	—	347
Interest on lease liabilities	251	—	251	340	—	340
Short-term lease cost	—	—	—	35	—	35
Variable lease cost	13,009	3	13,012	13,655	39	13,694
Sublease income	(2,234)	—	(2,234)	(1,966)	—	(1,966)
Total lease cost	$81,175	$1,802	$82,977	$86,373	$1,848	$88,221

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$72,437	$77,689
Operating cash flows for finance leases	251	340
Financing cash flows for finance leases	58	344
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$79,987	$88,636
Finance leases	138	—

Supplemental balance sheet information related to leases is as follows:

	December 31, 2021			March 31, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating Leases
Operating lease right-of-use assets	$1,052,603	$26,151	$1,078,754	$1,077,980	$24,730	$1,102,710

Current operating lease liabilities	$222,865	$6,469	$229,334	$228,598	$5,822	$234,420
Non-current operating lease liabilities	894,104	22,436	916,540	916,887	21,536	938,423
Total operating lease liabilities	$1,116,969	$28,905	$1,145,874	$1,145,485	$27,358	$1,172,843

	December 31, 2021			March 31, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Finance Leases
Property and equipment, net	$8,505	$—	$8,505	$8,158	$—	$8,158

Current portion of long-term debt and notes payable	$1,404	$—	$1,404	$1,436	$—	$1,436
Long-term debt, net of current portion	16,679	—	16,679	16,303	—	16,303
Total finance lease liabilities	$18,083	$—	$18,083	$17,739	$—	$17,739
The weighted average remaining lease terms and discount rates are as follows:

	December 31, 2021	March 31, 2022
Weighted average remaining lease term (in years):
Operating leases	7.8	7.6
Finance leases	24.7	24.8
Weighted average discount rate:
Operating leases	5.6%	5.6%
Finance leases	7.4%	7.4%

As of March 31, 2022, maturities of lease liabilities are approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022 (remainder of year)	$222,152	$2,040
2023	259,672	2,747
2024	219,375	2,384
2025	175,699	2,101
2026	145,837	2,126
Thereafter	495,998	28,181
Total undiscounted cash flows	1,518,733	39,579
Less: Imputed interest	345,890	21,840
Total discounted lease liabilities	$1,172,843	$17,739
7.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2022:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2021	$1,131,440	$442,155	$654,125	$1,221,192	$3,448,912
Acquisition of businesses	—	—	409	2,884	3,293
Measurement period adjustment	13,251	—	—	—	13,251
Balance as of March 31, 2022	$1,144,691	$442,155	$654,534	$1,224,076	$3,465,456
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2021			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	21,478	—	21,478	21,625	—	21,625
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	304,289	(141,111)	163,178	305,839	(148,283)	157,556
Non-compete agreements	36,746	(15,095)	21,651	37,087	(15,990)	21,097
Total identifiable intangible assets	$536,085	$(161,206)	$374,879	$538,123	$(169,273)	$368,850
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At March 31, 2022, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 7.5 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $7.1 million and $7.6 million for the three months ended March 31, 2021 and 2022, respectively.

8.     Long-Term Debt and Notes Payable
As of March 31, 2022, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$26,131	$(13,212)	$1,237,919	$1,262,118
Credit facilities:
Revolving facility	340,000	—	—	340,000	338,725
Term loan	2,103,437	(5,890)	(6,421)	2,091,126	2,079,773
Other debt, including finance leases	93,961	—	(194)	93,767	93,767
Total debt	$3,762,398	$20,241	$(19,827)	$3,762,812	$3,774,383
Principal maturities of the Company’s long-term debt and notes payable were approximately as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$—	$1,225,000	$—	$1,225,000
Credit facilities:
Revolving facility	—	—	340,000	—	—	—	340,000
Term loan	—	4,757	11,150	2,087,530	—	—	2,103,437
Other debt, including finance leases	22,143	31,064	26,081	1,824	1,286	11,563	93,961
Total debt	$22,143	$35,821	$377,231	$2,089,354	$1,226,286	$11,563	$3,762,398
As of December 31, 2021, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$27,635	$(13,951)	$1,238,684	$1,297,104
Credit facilities:
Revolving facility	160,000	—	—	160,000	159,400
Term loan	2,103,437	(6,386)	(6,961)	2,090,090	2,087,661
Other debt, including finance leases	85,398	—	(215)	85,183	85,183
Total debt	$3,573,835	$21,249	$(21,127)	$3,573,957	$3,629,348
9.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan, which bears interest at a rate that is indexed to one-month LIBOR. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the one-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and became effective March 31, 2021 for the monthly periods from and including April 30, 2021 through September 30, 2024. The Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% of the notional amount, or approximately $1.8 million.
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

The following table outlines the changes in accumulated other comprehensive income, net of tax, during the periods presented:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Balance as of January 1	$(2,027)	$12,282
Gain on interest rate cap cash flow hedge	8,151	39,814
Amounts reclassified from accumulated other comprehensive income	—	39
Balance as of March 31	$6,124	$52,135
The Company expects that approximately $16.9 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.
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
The Company’s interest rate cap contract is recorded at its fair value in the condensed consolidated balance sheets on a recurring basis. The fair value of the interest rate cap contract is based upon a model-derived valuation using observable market inputs, such as interest rates and interest rate volatility, and the strike price.

Financial Instrument	Balance Sheet Classification	Level	December 31, 2021	March 31, 2022
Asset:			(in thousands)
Interest rate cap contract, current portion	Other current assets	Level 2	$—	$15,745
Interest rate cap contract, non-current portion	Other assets	Level 2	18,055	55,523
Liability:
Interest rate cap contract, current portion	Accrued other	Level 2	$330	$—
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

		December 31, 2021		March 31, 2022
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,238,684	$1,297,104	$1,237,919	$1,262,118
Credit facilities:
Revolving facility	Level 2	160,000	159,400	340,000	338,725
Term loan	Level 2	2,090,090	2,087,661	2,091,126	2,079,773
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Revenue:
Critical illness recovery hospital	$594,872	$601,755
Rehabilitation hospital	207,804	220,634
Outpatient rehabilitation	251,961	271,940
Concentra	422,840	423,423
Other	68,986	81,795
Total Company	$1,546,463	$1,599,547
Adjusted EBITDA:
Critical illness recovery hospital	$113,272	$35,967
Rehabilitation hospital	50,534	42,379
Outpatient rehabilitation	26,329	26,596
Concentra	82,015	89,469
Other(1)	(13,809)	(30,564)
Total Company	$258,341	$163,847
Total assets:
Critical illness recovery hospital	$2,233,067	$2,367,490
Rehabilitation hospital	1,188,387	1,187,118
Outpatient rehabilitation	1,321,268	1,350,374
Concentra	2,468,157	2,339,940
Other	709,902	291,022
Total Company	$7,920,781	$7,535,944
Purchases of property and equipment:
Critical illness recovery hospital	$14,385	$19,569
Rehabilitation hospital	665	6,274
Outpatient rehabilitation	7,335	9,414
Concentra	12,680	10,240
Other	4,654	1,348
Total Company	$39,719	$46,845
_______________________________________________________________________________
(1)     For the three months ended March 31, 2021, Adjusted EBITDA included other operating income of $16.1 million related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to the coronavirus disease 2019 (“COVID-19”).

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$113,272	$50,534	$26,329	$82,015	$(13,809)
Depreciation and amortization	(13,050)	(7,060)	(7,191)	(19,898)	(2,421)
Stock compensation expense	—	—	—	(536)	(6,173)
Income (loss) from operations	$100,222	$43,474	$19,138	$61,581	$(22,403)	$202,012
Equity in earnings of unconsolidated subsidiaries						9,919
Interest income						4,749
Interest expense						(34,402)
Income before income taxes						$182,278

	Three Months Ended March 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$35,967	$42,379	$26,596	$89,469	$(30,564)
Depreciation and amortization	(14,618)	(6,802)	(8,029)	(18,812)	(2,778)
Stock compensation expense	—	—	—	(535)	(8,288)
Income (loss) from operations	$21,349	$35,577	$18,567	$70,122	$(41,630)	$103,985
Equity in earnings of unconsolidated subsidiaries						5,397
Interest expense						(35,514)
Income before income taxes						$73,868
12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three months ended March 31, 2021 and 2022:

	Three Months Ended March 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$232,140	$102,375	$36,291	$230	$—	$371,036
Non-Medicare	361,152	95,342	200,819	420,654	—	1,077,967
Total patient services revenues	593,292	197,717	237,110	420,884	—	1,449,003
Other revenue	1,580	10,087	14,851	1,956	68,986	97,460
Total revenue	$594,872	$207,804	$251,961	$422,840	$68,986	$1,546,463

	Three Months Ended March 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$218,987	$103,021	$41,904	$177	$—	$364,089
Non-Medicare	380,986	107,142	214,113	422,046	—	1,124,287
Total patient services revenues	599,973	210,163	256,017	422,223	—	1,488,376
Other revenue	1,782	10,471	15,923	1,200	81,795	111,171
Total revenue	$601,755	$220,634	$271,940	$423,423	$81,795	$1,599,547

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three months ended March 31, 2021 and 2022.
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

	Basic and Diluted EPS
	Three Months Ended March 31,
	2021	2022
	(in thousands)
Net income	$137,214	$55,926
Less: net income attributable to non-controlling interests	26,668	6,809
Net income attributable to the Company	110,546	49,117
Less: Distributed and undistributed income attributable to participating securities	3,698	1,643
Distributed and undistributed income attributable to common shares	$106,848	$47,474
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended March 31,
	2021			2022
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$106,848	130,329	$0.82	$47,474	129,010	$0.37
Participating securities	3,698	4,511	$0.82	1,643	4,464	$0.37
Total Company	$110,546			$49,117
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
Oklahoma City Subpoena. On August 24, 2020, the Company and Select Specialty Hospital – Oklahoma City, Inc. (“SSH–Oklahoma City”) received Civil Investigative Demands from the U.S. Attorney’s Office for the Western District of Oklahoma seeking responses to interrogatories and the production of various documents principally relating to the documentation, billing and reviews of medical services furnished to patients at SSH-Oklahoma City. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company is producing documents in response to the subpoena and is fully cooperating with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.

New Jersey Litigation. In December 2020, the United States District Court for the District of New Jersey unsealed a qui tam complaint in the United States of America and State of New Jersey ex rel. Keith A. DiLello, Sr. v. Hackensack Meridian Health, Jersey Shore University Medical Center, Ocean Medical Center, Seaview Orthopaedics, Shrewsbury Surgery Center, Kessler Rehabilitation, Dr. Halambros Demetriades, Dr. Theodore Kutzan, Dr. Adam Myers, Dr. Hoan-Vu Nguyen, Dr. Frederick De Paola, ABC Corporations 1-10, and John/Jane Does 1-10, Case 3:20-cv-02949-FLW-ZNQ. The complaint was filed under seal in March 2020 and was unsealed after the United States and the State of New Jersey declined to intervene in the case. In the complaint, the plaintiff-relator, an automobile accident victim and former patient of the defendant providers, alleges that they routinely billed both personal injury protection (“PIP”) carriers and CMS. He alleges that they violated federal and state law by billing CMS when other insurance is available and failing to return payment to CMS after payment was made by the PIP carriers. In March 2021, defendant Kessler Rehabilitation waived service of process of the complaint. In April 2022, the Court granted defendant Kessler Rehabilitation’s motion to dismiss the complaint, dismissing all counts without prejudice. The Court also gave the plaintiff-relator leave to amend his complaint, within 30 days of the Court’s order, to cure the deficiencies outlined in the Court’s opinion. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.
Physical Therapy Billing. On October 7, 2021, the Company received a one-page letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”). The letter stated that the DOJ, in conjunction with the U.S. Department of Health and Human Services, is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing of physical therapy services. The Company is producing documents and data in response to such letter and is fully cooperating with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
15.     Subsequent Event
On May 5, 2022, the Company’s board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about June 1, 2022 to stockholders of record as of the close of business on May 19, 2022.

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
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and

•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as such risk factors may be updated from time to time in our periodic filings with the SEC.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of March 31, 2022, we had operations in 46 states and the District of Columbia. We operated 105 critical illness recovery hospitals in 28 states, 30 rehabilitation hospitals in 12 states, and 1,901 outpatient rehabilitation clinics in 38 states and the District of Columbia. Concentra operated 518 occupational health centers in 41 states as of March 31, 2022. Concentra also provides contract services at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $1,599.5 million for the three months ended March 31, 2022. Of this total, we earned approximately 38% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 17% from our outpatient rehabilitation segment, and approximately 26% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Net income	$137,214	$55,926
Income tax expense	45,064	17,942
Interest expense	34,402	35,514
Interest income	(4,749)	—
Equity in earnings of unconsolidated subsidiaries	(9,919)	(5,397)
Income from operations	202,012	103,985
Stock compensation expense:
Included in general and administrative	5,460	6,949
Included in cost of services	1,249	1,874
Depreciation and amortization	49,620	51,039
Adjusted EBITDA	$258,341	$163,847

Effects of the COVID-19 Pandemic on our Results of Operations
We have provided revenue and certain operating statistics below for each of our segments for the three months ended March 31, 2022 and 2021, as well as the comparable pre-COVID-19 pandemic period in 2019. We believe this additional data provides insight into how each segment has performed in comparison to the year prior to the widespread emergence of COVID-19 in the United States. The effects of the COVID-19 pandemic, including the duration and extent of disruption on our operations, continues to create uncertainties about our future operating results and financial condition. Please refer to the risk factors in Item 1A and the section titled “Effects of the COVID-19 Pandemic on our Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion.

	Critical Illness Recovery Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals(1)
	2019	2021	2022	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$457,534	$594,872	$601,755	258,129	293,118	289,217	71%	75%	71%	96	99	105

	Rehabilitation Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals(1)
	2019	2021	2022	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$154,558	$207,804	$220,634	82,816	102,439	103,802	76%	84%	84%	18	20	20

	Outpatient Rehabilitation

	Revenue			Visits			Working Days(2)
	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$246,905	$251,961	$271,940	2,054,483	2,100,154	2,310,086	63	63	64

	Concentra

	Revenue			Visits			Working Days(2)
	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$396,321	$422,840	$423,423	2,911,607	2,795,574	3,116,898	63	63	64
_______________________________________________________________________________
(1)    Represents the number of hospitals included in our consolidated financial results at the end of each period presented and does not include the managed hospitals in which we have a minority ownership interest.
(2)    Represents the number of days in which normal business operations were conducted during the periods presented.
Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures for the three months ended March 31, 2021 and 2022. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above, as well as the operating statistics data for each segment for the three months ended March 31, 2021 and 2022.
Other Significant Events
Dividend Payments
On February 17, 2022, the Company’s board of directors declared a cash dividend of $0.125 per share. The dividend, totaling $16.7 million, was paid on March 16, 2022 to stockholders of record as of the close of business on March 4, 2022.

Summary Financial Results
Three Months Ended March 31, 2022
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended March 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$601,755	$220,634	$271,940	$423,423	$81,795	$1,599,547
Operating expenses	(565,788)	(178,255)	(245,344)	(334,489)	(120,647)	(1,444,523)
Depreciation and amortization	(14,618)	(6,802)	(8,029)	(18,812)	(2,778)	(51,039)
Income (loss) from operations	$21,349	$35,577	$18,567	$70,122	$(41,630)	$103,985
Depreciation and amortization	14,618	6,802	8,029	18,812	2,778	51,039
Stock compensation expense	—	—	—	535	8,288	8,823
Adjusted EBITDA	$35,967	$42,379	$26,596	$89,469	$(30,564)	$163,847
Adjusted EBITDA margin	6.0%	19.2%	9.8%	21.1%	N/M	10.2%

	Three Months Ended March 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$594,872	$207,804	$251,961	$422,840	$68,986	$1,546,463
Operating expenses	(499,487)	(157,270)	(225,632)	(341,361)	(105,102)	(1,328,852)
Depreciation and amortization	(13,050)	(7,060)	(7,191)	(19,898)	(2,421)	(49,620)
Other operating income	17,887	—	—	—	16,134	34,021
Income (loss) from operations	$100,222	$43,474	$19,138	$61,581	$(22,403)	$202,012
Depreciation and amortization	13,050	7,060	7,191	19,898	2,421	49,620
Stock compensation expense	—	—	—	536	6,173	6,709
Adjusted EBITDA	$113,272	$50,534	$26,329	$82,015	$(13,809)	$258,341
Adjusted EBITDA margin	19.0%	24.3%	10.4%	19.4%	N/M	16.7%
Net income was $55.9 million for the three months ended March 31, 2022, compared to $137.2 million for the three months ended March 31, 2021.
The following table summarizes the changes in our segment performance measures for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	1.2%	6.2%	7.9%	0.1%	18.6%	3.4%
Change in income from operations	(78.7)%	(18.2)%	(3.0)%	13.9%	N/M	(48.5)%
Change in Adjusted EBITDA	(68.2)%	(16.1)%	1.0%	9.1%	N/M	(36.6)%
_______________________________________________________________________________
N/M —     Not meaningful.

Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report, or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 23% of our revenue for both the three months ended March 31, 2022 and for the year ended December 31, 2021.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, October 23, 2020, January 21, 2021, April 21, 2021, July 20, 2021, October 18, 2021, January 16, 2022, and April 16, 2022. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
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
i.$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to COVID-19 and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” The Paycheck Protection Program and Health Care Enhancement Act, Public Law 116-139, added $75 billion to this fund. The Consolidated Appropriations Act, 2021, added another $3 billion to this fund. HHS began distributing these funds to providers in April 2020. HHS initially allocated funds for a general distribution to providers that received Medicare fee-for-service payments in 2019. Later general distributions required providers to submit an application to HHS. Other funding was allocated for targeted distributions for specific provider types. Recipients of payments must report data to HHS on the use of the funds via an online portal by specific deadlines established by HHS based on the date of the payment. Any funds that a provider does not apply towards expenses or lost revenue attributable to COVID-19 must be returned to HHS within 30 calendar days after the end of the applicable reporting period. All recipients of funds are subject to audit by HHS, the HHS OIG, or the Pandemic Response Accountability Committee. Audits may include examination of the accuracy of the data providers submitted to HHS in their applications for payments.
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
iii.Temporary suspension of the 2% cut to Medicare payments due to sequestration so that, for the period of May 1, 2020 to December 31, 2020, the Medicare program would be exempt from any sequestration order. The Consolidated Appropriations Act, 2021, extended this temporary suspension of the 2% sequestration cut through March 31, 2021. The Medicare sequester relief bill, which became Public Law 117-7, extended the temporary suspension of the sequestration cut again, through December 31, 2021. To pay for the continued suspension of the sequestration cuts through December 31, 2021, Congress increased the sequestration cut that will apply in fiscal year 2030. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law by President Biden on December 10, 2021, further extended the suspension of the sequestration cut through March 31, 2022, and reduces the sequestration cut to 1% from April 1, 2022 through June 30, 2022. The full 2% sequestration cut will resume July 1, 2022. To pay for this relief, Congress increased the sequestration cut to Medicare payments to 2.25% for the first six months of fiscal year 2030 and to 3% for the final six months of fiscal year 2030. The same legislation defers an across-the-board 4% payment cut due to the American Rescue Plan from the FY 2022 Statutory Pay-As-You-Go (“PAYGO”) scorecard to the FY 2023 PAYGO scorecard.
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
Fiscal Year 2022. On August 13, 2021, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021 through September 30, 2022). The standard federal rate was set at $44,714, an increase from the standard federal rate applicable during fiscal year 2021 of $43,755. The update to the standard federal rate for fiscal year 2022 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%. The standard federal rate also included an area wage budget neutrality factor of 1.002848. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends during fiscal year 2022, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $33,015, an increase from the fixed-loss amount in the 2021 fiscal year of $27,195. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $30,988, an increase from the fixed-loss amount in the 2021 fiscal year of $29,064.
Fiscal Year 2023. On April 18, 2022, CMS released a display copy of the proposed rule to update policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022 through September 30, 2023). CMS is expected to issue the final rule in August 2022 or shortly thereafter. The proposed standard federal rate for fiscal year 2023 is $45,953, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The proposed update to the standard federal rate for fiscal year 2023 includes a market basket increase of 3.1%, less a productivity adjustment of 0.4%. The proposed standard federal rate also includes an area wage budget neutrality factor of 1.000691. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends before or during fiscal year 2023, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The proposed fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $44,182, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The proposed fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $43,214, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
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
Fiscal Year 2023. On April 6, 2022, CMS published a proposed rule to update policies and payment rates for the IRF-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022 through September 30, 2023). The standard payment conversion factor for discharges for fiscal year 2023, if adopted, would be set at $17,698, an increase from the standard payment conversion factor applicable during fiscal year 2022 of $17,240. The update to the standard payment conversion factor for fiscal year 2023, if adopted, would include a market basket increase of 3.2%, less a productivity adjustment of 0.4%. CMS proposed to increase the outlier threshold amount for fiscal year 2023 to $13,038 from $9,491 established in the final rule for fiscal year 2022.
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
In the 2020 Medicare physician fee schedule final rule, CMS revised coding, documentation guidelines, and increased the valuation for evaluation and management (“E/M”) office visit codes, beginning in 2021. Because the Medicare physician fee schedule is budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million requires a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS cut the values of other codes to make up the difference, beginning in 2021.
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

	Three Months Ended March 31,
	2021	2022
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period	99	104
Number of hospitals acquired	—	—
Number of hospital start-ups	—	1
Number of hospitals closed/sold	—	—
Number of consolidated hospitals—end of period(1)	99	105
Available licensed beds(3)	4,380	4,524
Admissions(3)(4)	9,859	9,457
Patient days(3)(5)	293,118	289,217
Average length of stay (days)(3)(6)	30	30
Revenue per patient day(3)(7)	$2,024	$2,075
Occupancy rate(3)(8)	75%	71%
Percent patient days—Medicare(3)(9)	40%	37%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period	19	20
Number of hospitals acquired	1	—
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	—
Number of consolidated hospitals—end of period(1)	20	20
Number of unconsolidated hospitals managed—end of period(2)	10	10
Total number of hospitals (all)—end of period	30	30
Available licensed beds(3)	1,361	1,391
Admissions(3)(4)	7,131	7,182
Patient days(3)(5)	102,439	103,802
Average length of stay (days)(3)(6)	15	15
Revenue per patient day(3)(7)	$1,853	$1,943
Occupancy rate(3)(8)	84%	84%
Percent patient days—Medicare(3)(9)	49%	47%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,503	1,572
Number of clinics acquired	8	2
Number of clinic start-ups	10	12
Number of clinics closed/sold	(4)	(2)
Number of consolidated clinics—end of period	1,517	1,584
Number of unconsolidated clinics managed—end of period	292	317
Total number of clinics (all)—end of period	1,809	1,901
Number of visits(3)(10)	2,100,154	2,310,086
Revenue per visit(3)(11)	$104	$102

	Three Months Ended March 31,
	2021	2022
Concentra data:
Number of consolidated centers—start of period	517	518
Number of centers acquired	3	1
Number of center start-ups	—	—
Number of centers closed/sold	(1)	(1)
Number of consolidated centers—end of period	519	518
Number of onsite clinics operated—end of period	133	140
Number of visits(3)(10)	2,795,574	3,116,898
Revenue per visit(3)(11)	$125	$125
_______________________________________________________________________________
(1)Represents the number of hospitals included in our consolidated financial results at the end of each period presented.
(2)Represents the number of hospitals which are managed by us at the end of each period presented. We have minority ownership interests in these businesses.
(3)Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics are excluded.
(4)Represents the number of patients admitted to our hospitals during the periods presented.
(5)Each patient day represents one patient occupying one bed for one day during the periods presented.
(6)Represents the average number of days in which patients were admitted to our hospitals. Average length of stay is calculated by dividing the number of patient days, as presented above, by the number of patients discharged from our hospitals during the periods presented.
(7)Represents the average amount of revenue recognized for each patient day. Revenue per patient day is calculated by dividing patient service revenues, excluding revenues from certain other ancillary and outpatient services provided at our hospitals, by the total number of patient days.
(8)Represents the portion of our hospitals being utilized for patient care during the periods presented. Occupancy rate is calculated using the number of patient days, as presented above, divided by the total number of bed days available during the period. Bed days available is derived by adding the daily number of available licensed beds for each of the periods presented.
(9)Represents the portion of our patient days which are paid by Medicare. The Medicare patient day percentage is calculated by dividing the total number of patient days which are paid by Medicare by the total number of patient days, as presented above.
(10)Represents the number of visits in which patients were treated at our outpatient rehabilitation clinics and Concentra centers during the periods presented.
(11)Represents the average amount of revenue recognized for each patient visit. Revenue per visit is calculated by dividing patient service revenue, excluding revenues from certain other ancillary services, by the total number of visits. For purposes of this computation for our Concentra segment, patient service revenue does not include onsite clinics.

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2022
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	83.6	88.0
General and administrative	2.3	2.3
Depreciation and amortization	3.2	3.2
Total costs and expenses	89.1	93.5
Other operating income	2.2	—
Income from operations	13.1	6.5
Equity in earnings of unconsolidated subsidiaries	0.6	0.3
Interest income	0.3	—
Interest expense	(2.2)	(2.2)
Income before income taxes	11.8	4.6
Income tax expense	2.9	1.1
Net income	8.9	3.5
Net income attributable to non-controlling interests	1.8	0.4
Net income attributable to Select Medical Holdings Corporation	7.1%	3.1%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2021	2022	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$594,872	$601,755	1.2%
Rehabilitation hospital	207,804	220,634	6.2
Outpatient rehabilitation	251,961	271,940	7.9
Concentra	422,840	423,423	0.1
Other(1)	68,986	81,795	18.6
Total Company	$1,546,463	$1,599,547	3.4%
Income (loss) from operations:
Critical illness recovery hospital(2)	$100,222	$21,349	(78.7)%
Rehabilitation hospital	43,474	35,577	(18.2)
Outpatient rehabilitation	19,138	18,567	(3.0)
Concentra	61,581	70,122	13.9
Other(1)(2)	(22,403)	(41,630)	N/M
Total Company	$202,012	$103,985	(48.5)%
Adjusted EBITDA:
Critical illness recovery hospital(2)	$113,272	$35,967	(68.2)%
Rehabilitation hospital	50,534	42,379	(16.1)
Outpatient rehabilitation	26,329	26,596	1.0
Concentra	82,015	89,469	9.1
Other(1)(2)	(13,809)	(30,564)	N/M
Total Company	$258,341	$163,847	(36.6)%
Adjusted EBITDA margins:
Critical illness recovery hospital(2)	19.0%	6.0%
Rehabilitation hospital	24.3	19.2
Outpatient rehabilitation	10.4	9.8
Concentra	19.4	21.1
Other(1)(2)	N/M	N/M
Total Company	16.7%	10.2%
Total assets:
Critical illness recovery hospital	$2,233,067	$2,367,490
Rehabilitation hospital	1,188,387	1,187,118
Outpatient rehabilitation	1,321,268	1,350,374
Concentra	2,468,157	2,339,940
Other(1)	709,902	291,022
Total Company	$7,920,781	$7,535,944
Purchases of property and equipment:
Critical illness recovery hospital	$14,385	$19,569
Rehabilitation hospital	665	6,274
Outpatient rehabilitation	7,335	9,414
Concentra	12,680	10,240
Other(1)	4,654	1,348
Total Company	$39,719	$46,845
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)    During the three months ended March 31, 2021, we recognized other operating income of $34.0 million. The impact of this income on the operating results of our critical illness recovery hospital segment and other activities is outlined within the table presented under “Summary Financial Results” for the three months ended March 31, 2021.
N/M — Not meaningful.

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
In the following, we discuss our results of operations related to revenue, operating expenses, other operating income, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, interest, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations” above for further discussion.
Revenue
Our revenue increased 3.4% to $1,599.5 million for the three months ended March 31, 2022, compared to $1,546.5 million for the three months ended March 31, 2021.
Critical Illness Recovery Hospital Segment.   Revenue increased 1.2% to $601.8 million for the three months ended March 31, 2022, compared to $594.9 million for the three months ended March 31, 2021. The increase in revenue was due to an increase in revenue per patient day during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Revenue per patient day increased 2.5% to $2,075 for the three months ended March 31, 2022, compared to $2,024 for the three months ended March 31, 2021. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Our patient days were 289,217 for the three months ended March 31, 2022, compared to 293,118 days for the three months ended March 31, 2021. Our patient days for the three months ended March 31, 2021 benefited from an increase in referrals from general acute care hospitals, which was due in part to an increase in volume in the intensive care units in those hospitals as a result of the COVID-19 pandemic. As COVID-19 cases which require hospitalization decline, the patient volume experienced in intensive care units has also declined. This adversely impacted the level of referrals we received during the three months ended March 31, 2022. Occupancy in our critical illness recovery hospitals was 71%, 75%, and 71% for the three months ended March 31, 2022, 2021, and 2019, respectively.
Rehabilitation Hospital Segment.   Revenue increased 6.2% to $220.6 million for the three months ended March 31, 2022, compared to $207.8 million for the three months ended March 31, 2021. The increase in revenue resulted principally due to an increase in revenue per patient day during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Our revenue per patient day increased 4.9% to $1,943 for the three months ended March 31, 2022, compared to $1,853 for the three months ended March 31, 2021. We experienced increases in both our Medicare and non-Medicare revenue per patient day during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Our patient days increased 1.3% to 103,802 days for the three months ended March 31, 2022, compared to 102,439 days for the three months ended March 31, 2021. Occupancy in our rehabilitation hospitals was 84%, 84%, and 76% for the three months ended March 31, 2022, 2021, and 2019, respectively.
Outpatient Rehabilitation Segment.   Revenue increased 7.9% to $271.9 million for the three months ended March 31, 2022, compared to $252.0 million for the three months ended March 31, 2021. The increase in revenue was due to an increase in visits, which increased 10.0% to 2,310,086 for the three months ended March 31, 2022, compared to 2,100,154 and 2,054,483 visits for the three months ended March 31, 2021 and 2019, respectively. The increase in visits was attributable to outpatient rehabilitation clinics which commenced operations since March 31, 2021, as well as improvement in volume in our clinics which operated during both the three months ended March 31, 2022 and 2021. Our patient visit volume was adversely impacted by the ongoing effects of the COVID-19 pandemic during the three months ended March 31, 2021. Our revenue per visit was $102 for the three months ended March 31, 2022, compared to $104 for the three months ended March 31, 2021. The decrease in revenue per visit was primarily due to a decrease in the reimbursement rates received under the Medicare physician fee schedule, as described further under “Regulatory Changes.” Additionally, we experienced a greater proportion of Medicare visits during the three months ended March 31, 2022. These visits yield lower per visit rates.
Concentra Segment.   Revenue increased to $423.4 million for the three months ended March 31, 2022, compared to $422.8 million for the three months ended March 31, 2021. The increase in revenue was primarily attributable to an increase in visits, which increased 11.5% to 3,116,898 for the three months ended March 31, 2022, compared to 2,795,574 and 2,911,607 visits for the three months ended March 31, 2021 and 2019, respectively. This increase was offset partially by a decline in the revenue generated from our COVID-19 screening and testing services. These services contributed $9.1 million of revenue during the three months ended March 31, 2022, compared to $51.7 million during the three months ended March 31, 2021. Our revenue per visit was $125 for both the three months ended March 31, 2022 and 2021. We experienced increases in the reimbursement rates for our employer services and workers’ compensation visits during the three months ended March 31, 2022. The increases in our reimbursement rates were offset, however, by a greater percentage of employer services visits, which yield lower per visit rates.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,444.5 million, or 90.3% of revenue, for the three months ended March 31, 2022, compared to $1,328.9 million, or 85.9% of revenue, for the three months ended March 31, 2021. Our cost of services, a major component of which is labor expense, was $1,407.0 million, or 88.0% of revenue, for the three months ended March 31, 2022, compared to $1,293.4 million, or 83.6% of revenue, for the three months ended March 31, 2021. The increase in our operating expenses relative to our revenue was principally due to increased labor costs within our critical illness recovery hospital and rehabilitation hospital segments, as discussed further below under “Adjusted EBITDA.” General and administrative expenses were $37.5 million, or 2.3% of revenue, for the three months ended March 31, 2022, compared to $35.4 million, or 2.3% of revenue, for the three months ended March 31, 2021.
Other Operating Income
For the three months ended March 31, 2021, we had other operating income of $34.0 million. Of this amount, $16.1 million related to the recognition of payments received under the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, for health care related expenses and lost revenues attributable to COVID-19. This income is included within the operating results of our other activities. The remaining $17.9 million is related to the outcome of litigation with CMS. This income is included within the operating results of our critical illness recovery hospital segment.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA was $36.0 million for the three months ended March 31, 2022, compared to $113.3 million for the three months ended March 31, 2021. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 6.0% for the three months ended March 31, 2022, compared to 19.0% for the three months ended March 31, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2022 were adversely affected by the incurrence of additional labor costs. Constrained staffing due to a shortage of healthcare workers, which has led to increases in incentive and bonus pay for our employees, and greater dependence on contract clinical workers have contributed to the increased labor costs. Our use of contract clinical workers has increased by approximately 26.0% during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, our contracted clinical labor represented approximately 27.0% of our workforce, compared to approximately 21.0% for the three months ended March 31, 2021. Additionally, the cost of contract clinical labor has risen significantly due to the demand for healthcare professionals. These costs were approximately 23.0% higher during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. During the three months ended March 31, 2021, our Adjusted EBITDA and Adjusted EBITDA margin also benefited from the recognition of $17.9 million of other operating income, as described further above under “Other Operating Income.”
Rehabilitation Hospital Segment.   Adjusted EBITDA was $42.4 million for the three months ended March 31, 2022, compared to $50.5 million for the three months ended March 31, 2021. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 19.2% for the three months ended March 31, 2022, compared to 24.3% for the three months ended March 31, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2022 were adversely affected by the incurrence of additional labor costs. Constrained staffing due to a shortage of healthcare workers, which has led to increases in incentive and bonus pay for our employees, and greater dependence on contract clinical workers have contributed to the increased labor costs. Additionally, the cost of contract clinical labor has risen significantly due to the demand for healthcare professionals. The increase in contracted clinical labor usage and labor rates occurred predominantly within our hospitals operating in California and New Jersey.
Outpatient Rehabilitation Segment.   Adjusted EBITDA increased 1.0% to $26.6 million for the three months ended March 31, 2022, compared to $26.3 million for the three months ended March 31, 2021. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 9.8% for the three months ended March 31, 2022, compared to 10.4% for the three months ended March 31, 2021. The increase in Adjusted EBITDA was principally driven by an increase in patient visit volume during the three months ended March 31, 2022. Our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2022 were adversely affected by disruptions in our workforce which were caused by the COVID-19 Omicron variant.
Concentra Segment.   Adjusted EBITDA increased 9.1% to $89.5 million for the three months ended March 31, 2022, compared to $82.0 million for the three months ended March 31, 2021. Our Adjusted EBITDA margin for the Concentra segment was 21.1% for the three months ended March 31, 2022, compared to 19.4% for the three months ended March 31, 2021. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily attributable to an increase in patient visits in our centers during the three months ended March 31, 2022.

Depreciation and Amortization
Depreciation and amortization expense was $51.0 million for the three months ended March 31, 2022, compared to $49.6 million for the three months ended March 31, 2021.
Income from Operations
For the three months ended March 31, 2022, we had income from operations of $104.0 million, compared to $202.0 million for the three months ended March 31, 2021. The increase in labor costs experienced within our critical illness recovery hospital and rehabilitation hospital segments was the primary cause of the decrease in income from operations, as discussed above under “Adjusted EBITDA.” Additionally, we recognized other operating income of $34.0 million during the three months ended March 31, 2021, as described further under “Other Operating Income.”
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended March 31, 2022, we had equity in earnings of unconsolidated subsidiaries of $5.4 million, compared to $9.9 million for the three months ended March 31, 2021. The decrease in equity in earnings is due in part to an increase in labor costs incurred by the rehabilitation businesses in which we are a minority owner. Additionally, certain of these rehabilitation businesses recognized income during the three months ended March 31, 2021 for the payments they received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Interest
Interest expense was $35.5 million for the three months ended March 31, 2022, compared to $34.4 million for the three months ended March 31, 2021. The increase in interest expense was caused by the borrowings we made under our revolving facility during the three months ended March 31, 2022.
For the three months ended March 31, 2021, we recognized interest income of $4.7 million. The interest income is related to the outcome of litigation with CMS.
Income Taxes
We recorded income tax expense of $17.9 million for the three months ended March 31, 2022, which represented an effective tax rate of 24.3%. We recorded income tax expense of $45.1 million for the three months ended March 31, 2021, which represented an effective tax rate of 24.7%.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $6.8 million for the three months ended March 31, 2022, compared to $26.7 million for the three months ended March 31, 2021. The decrease in net income attributable to non-controlling interests was principally due to a decrease in the net income of our less than wholly owned critical illness recovery hospitals and rehabilitation hospitals. Many of these hospitals were impacted by increases in labor costs during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decline in net income attributable to non-controlling interests was also due to a change in our ownership interest of Concentra Group Holdings Parent. Since March 31, 2021, we have acquired additional outstanding membership interests of Concentra Group Holdings Parent.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Cash flows provided by operating activities	$239,888	$6,337
Cash flows used in investing activities	(52,585)	(55,331)
Cash flows provided by (used in) financing activities	(14,090)	105,565
Net increase in cash and cash equivalents	173,213	56,571
Cash and cash equivalents at beginning of period	577,061	74,310
Cash and cash equivalents at end of period	$750,274	$130,881
Operating activities provided $6.3 million of cash flows for the three months ended March 31, 2022, compared to $239.9 million of cash flows for the three months ended March 31, 2021. The decrease in cash flows from operating activities was primarily due to our financial performance during the three months ended March 31, 2022. We also repaid $62.9 million of Medicare advance payments received under the Accelerated and Advance Payment Program during the three months ended March 31, 2022. CMS began recouping these payments in April 2021.
Our days sales outstanding was 53 days at March 31, 2022, compared to 52 days at December 31, 2021. Our days sales outstanding was 56 days at both March 31, 2021 and December 31, 2020. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $55.3 million of cash flows for the three months ended March 31, 2022. The principal uses of cash were $46.8 million for purchases of property and equipment and $8.5 million for investments in and acquisitions of businesses. Investing activities used $52.6 million of cash flows for the three months ended March 31, 2021. The principal uses of cash were $39.7 million for purchases of property and equipment and $12.9 million for investments in and acquisitions of businesses.
Financing activities provided $105.6 million of cash flows for the three months ended March 31, 2022. The principal source of cash was net borrowings under our revolving facility of $180.0 million. The principal uses of cash were $51.7 million of cash for repurchases of common stock, $16.7 million of dividend payments to common stockholders, and $10.3 million for distributions to and purchases of non-controlling interests. Financing activities used $14.1 million of cash flows for the three months ended March 31, 2021. The principal use of cash was $13.7 million for distributions to and purchases of non-controlling interests.

Capital Resources
Working capital.  We had net working capital of $61.7 million at March 31, 2022, compared to a net working capital deficit of $133.6 million at December 31, 2021. The increase in working capital was primarily due to increases in our cash and cash equivalents and accounts receivable, as well as a reduction in our liability related to the payments we received under the Accelerated and Advance Payment Program.
Credit facilities. At March 31, 2022, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $12.3 million) and borrowings of $340.0 million under our revolving facility. At March 31, 2022, Select had $252.8 million of availability under its revolving facility after giving effect to $57.2 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2023, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the three months ended March 31, 2022, Holdings repurchased 2,128,494 shares at a cost of approximately $51.7 million, or $24.28 per share, which includes transaction costs. Since the inception of the program through March 31, 2022, Holdings has repurchased 42,480,122 shares at a cost of approximately $466.9 million, or $10.99 per share, which includes transaction costs.
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
Liquidity
The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of March 31, 2022, we had cash and cash equivalents of $130.9 million and $252.8 million of availability under the revolving facility after giving effect to $340.0 million of outstanding borrowings and $57.2 million of letters of credit.
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
Dividend
On May 5, 2022, our board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about June 1, 2022 to stockholders of record as of the close of business on May 19, 2022.
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
Recent Accounting Pronouncements
There were no new accounting standards issued since December 31, 2021, which will have a material effect on the financial statements upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which generally bear interest rates that are indexed against LIBOR.
At March 31, 2022, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $12.3 million) and $340.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. As of March 31, 2022, the 1-month LIBOR rate was 0.45%. A 0.25% change in market interest rates would impact the interest expense on our variable rate debt by $6.1 million until 1-month LIBOR exceeds 1.0%, at which time the impact of increases in 1-month LIBOR on the interest expense incurred on our term loan borrowings will be mitigated in part by the interest rate cap, as described further in Note 9 – Interest Rate Cap of the notes to our condensed consolidated financial statements included herein.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The risk factor set forth in this report updates, and should be read together with, the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ board of directors authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The program will remain in effect until December 31, 2023, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2022	—	$—	—	$584,796,612
February 1 - February 28, 2022	—	—	—	584,796,612
March 1 - March 31, 2022	2,128,494	24.28	2,128,494	533,120,670
Total	2,128,494	$24.28	2,128,494	$533,120,670
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

Dated:  May 5, 2022