Form 10-Q
period 2022-06-30
SELECT MEDICAL HOLDINGS CORP
filed 2022-08-04
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2022, Select Medical Holdings Corporation had outstanding 125,916,075 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2021	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$74,310	$94,669
Accounts receivable	889,303	921,623
Prepaid income taxes	55,620	42,642
Other current assets	120,206	162,114
Total Current Assets	1,139,439	1,221,048
Operating lease right-of-use assets	1,078,754	1,136,678
Property and equipment, net	961,467	955,752
Goodwill	3,448,912	3,476,213
Identifiable intangible assets, net	374,879	366,222
Other assets	356,720	395,745
Total Assets	$7,360,171	$7,551,658
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$42,353	$31,298
Current operating lease liabilities	229,334	233,917
Current portion of long-term debt and notes payable	17,572	44,009
Accounts payable	233,844	231,472
Accrued payroll	247,292	257,612
Accrued vacation	144,048	152,281
Accrued interest	29,002	29,339
Accrued other	244,312	242,980
Government advances	83,790	6,471
Unearned government assistance	93	586
Income taxes payable	1,437	11,774
Total Current Liabilities	1,273,077	1,241,739
Non-current operating lease liabilities	916,540	974,657
Long-term debt, net of current portion	3,556,385	3,723,734
Non-current deferred tax liability	142,792	157,892
Other non-current liabilities	106,442	107,738
Total Liabilities	5,995,236	6,205,760
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	39,033	42,197
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 133,884,817 and 126,491,347 shares issued and outstanding at 2021 and 2022, respectively	134	126
Capital in excess of par	504,314	441,769
Retained earnings	593,251	565,556
Accumulated other comprehensive income	12,282	63,962
Total Stockholders’ Equity	1,109,981	1,071,413
Non-controlling interests	215,921	232,288
Total Equity	1,325,902	1,303,701
Total Liabilities and Equity	$7,360,171	$7,551,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	$1,564,020	$1,584,741	$3,110,483	$3,184,288
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,291,448	1,390,550	2,584,897	2,797,560
General and administrative	35,737	37,268	71,140	74,781
Depreciation and amortization	50,954	51,081	100,574	102,120
Total costs and expenses	1,378,139	1,478,899	2,756,611	2,974,461
Other operating income	98,087	15,125	132,108	15,125
Income from operations	283,968	120,967	485,980	224,952
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	11,809	6,167	21,728	11,564
Interest income	—	—	4,749	—
Interest expense	(33,888)	(41,052)	(68,290)	(76,566)
Income before income taxes	261,889	86,082	444,167	159,950
Income tax expense	65,681	19,820	110,745	37,762
Net income	196,208	66,262	333,422	122,188
Less: Net income attributable to non-controlling interests	31,314	11,055	57,982	17,864
Net income attributable to Select Medical Holdings Corporation	$164,894	$55,207	$275,440	$104,324
Earnings per common share (Note 13):
Basic and diluted	$1.22	$0.43	$2.04	$0.79

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Net income	$196,208	$66,262	$333,422	$122,188
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cash flow hedge	(1,403)	11,833	6,748	51,647
Reclassification adjustment for losses (gains) included in net income	6	(6)	6	33
Net change, net of tax benefit (expense) of $486, $(3,942), $(2,348) and $(17,227)	(1,397)	11,827	6,754	51,680
Comprehensive income	194,811	78,089	340,176	173,868
Less: Comprehensive income attributable to non-controlling interests	31,314	11,055	57,982	17,864
Comprehensive income attributable to Select Medical Holdings Corporation	$163,497	$67,034	$282,194	$156,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2022

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902
Net income attributable to Select Medical Holdings Corporation				49,117		49,117		49,117
Net income attributable to non-controlling interests						—	4,891	4,891
Cash dividends declared for common stockholders ($0.125 per share)				(16,691)		(16,691)		(16,691)
Issuance of restricted stock	13	0	0			—		—
Vesting of restricted stock			8,288			8,288		8,288
Repurchase of common shares	(2,128)	(2)	(23,459)	(28,215)		(51,676)		(51,676)
Issuance of non-controlling interests			651			651	4,578	5,229
Non-controlling interests acquired in business combination, measurement period adjustment						—	12,463	12,463
Distributions to and purchases of non-controlling interests						—	(9,097)	(9,097)
Redemption value adjustment on non-controlling interests				(1,381)		(1,381)		(1,381)
Other comprehensive income					39,853	39,853		39,853
Other				(2)		(2)		(2)
Balance at March 31, 2022	131,769	$132	$489,794	$596,079	$52,135	$1,138,140	$228,756	$1,366,896
Net income attributable to Select Medical Holdings Corporation				55,207		55,207		55,207
Net income attributable to non-controlling interests						—	9,155	9,155
Cash dividends declared for common stockholders ($0.125 per share)				(16,108)		(16,108)		(16,108)
Issuance of restricted stock	211	0	0			—		—
Forfeitures of unvested restricted stock	(6)	0	0	3		3		3
Vesting of restricted stock			8,406			8,406		8,406
Repurchase of common shares	(5,483)	(6)	(56,965)	(69,976)		(126,947)		(126,947)
Issuance of non-controlling interests						—	1,725	1,725
Distributions to and purchases of non-controlling interests			534			534	(7,348)	(6,814)
Redemption value adjustment on non-controlling interests				355		355		355
Other comprehensive income					11,827	11,827		11,827
Other				(4)		(4)		(4)
Balance at June 30, 2022	126,491	$126	$441,769	$565,556	$63,962	$1,071,413	$232,288	$1,303,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Six Months Ended June 30, 2021

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973
Net income attributable to Select Medical Holdings Corporation				110,546		110,546		110,546
Net income attributable to non-controlling interests						—	17,042	17,042
Issuance of restricted stock	2	0	0			—		—
Forfeitures of unvested restricted stock	(14)	0	0			—		—
Vesting of restricted stock			6,173			6,173		6,173
Non-controlling interests acquired in business combination						—	8,193	8,193
Distributions to and purchases of non-controlling interests			(787)			(787)	(13,458)	(14,245)
Redemption value adjustment on non-controlling interests				(38,405)		(38,405)		(38,405)
Other comprehensive income					8,151	8,151		8,151
Other			(178)	(4)		(182)	371	189
Balance at March 31, 2021	134,838	$135	$514,336	$625,381	$6,124	$1,145,976	$204,641	$1,350,617
Net income attributable to Select Medical Holdings Corporation				164,894		164,894		164,894
Net income attributable to non-controlling interests						—	13,241	13,241
Dividends declared for common stockholders ($0.125 per share)				(16,876)		(16,876)		(16,876)
Issuance of restricted stock	211	0	0			—		—
Forfeitures of unvested restricted stock	(2)	0	0			—		—
Vesting of restricted stock			6,564			6,564		6,564
Repurchase of common shares	(42)	0	(707)	(903)		(1,610)		(1,610)
Issuance of non-controlling interests			(1,051)			(1,051)	6,739	5,688
Distributions to and purchases of non-controlling interests			(2,970)			(2,970)	(9,324)	(12,294)
Redemption value adjustment on non-controlling interests				(59,370)		(59,370)		(59,370)
Other comprehensive loss					(1,397)	(1,397)		(1,397)
Other				65		65	370	435
Balance at June 30, 2021	135,005	$135	$516,172	$713,191	$4,727	$1,234,225	$215,667	$1,449,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2021	2022
Operating activities
Net income	$333,422	$122,188
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	19,384	11,140
Depreciation and amortization	100,574	102,120
Provision for expected credit losses	212	111
Equity in earnings of unconsolidated subsidiaries	(21,728)	(11,564)
Loss (gain) on sale or disposal of assets	494	(1,476)
Stock compensation expense	13,808	17,769
Amortization of debt discount, premium and issuance costs	1,095	1,123
Deferred income taxes	(8,323)	(1,965)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(31,751)	(32,431)
Other current assets	(12,856)	(2,128)
Other assets	(11,984)	1,275
Accounts payable	18,881	4,879
Accrued expenses	71,034	20,488
Government advances	(73,703)	(77,319)
Unearned government assistance	(78,509)	493
Income taxes	42,976	23,315
Net cash provided by operating activities	363,026	178,018
Investing activities
Business combinations, net of cash acquired	(10,081)	(19,241)
Purchases of property and equipment	(76,442)	(93,177)
Investment in businesses	(11,185)	(6,990)
Proceeds from sale of assets	9,463	5,314
Net cash used in investing activities	(88,245)	(114,094)
Financing activities
Borrowings on revolving facilities	—	565,000
Payments on revolving facilities	—	(375,000)
Borrowings of other debt	8,915	17,494
Principal payments on other debt	(15,314)	(16,874)
Dividends paid to common stockholders	(16,876)	(32,799)
Repurchase of common stock	(1,610)	(178,623)
Decrease in overdrafts	—	(11,055)
Proceeds from issuance of non-controlling interests	5,688	6,955
Distributions to and purchases of non-controlling interests	(29,152)	(18,663)
Net cash used in financing activities	(48,349)	(43,565)
Net increase in cash and cash equivalents	226,432	20,359
Cash and cash equivalents at beginning of period	577,061	74,310
Cash and cash equivalents at end of period	$803,493	$94,669
Supplemental Information
Cash paid for interest	$66,955	$74,217
Cash paid for taxes	76,094	16,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of June 30, 2022, and for the three and six month periods ended June 30, 2021 and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 15% and 17% of the Company’s accounts receivable is due from Medicare at December 31, 2021 and June 30, 2022, respectively.

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
The changes in redeemable non-controlling interests are as follows:

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Balance as of January 1	$398,171	$39,033
Net income attributable to redeemable non-controlling interests	9,626	1,918
Distributions to and purchases of redeemable non-controlling interests	(614)	(1,198)
Redemption value adjustment on redeemable non-controlling interests	38,405	1,381
Other	343	536
Balance as of March 31	$445,931	$41,670
Net income attributable to redeemable non-controlling interests	18,073	1,900
Distributions to and purchases of redeemable non-controlling interests	(1,987)	(1,553)
Redemption value adjustment on redeemable non-controlling interests	59,370	(355)
Other	165	535
Balance as of June 30	$521,552	$42,197
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
As of December 31, 2021, and June 30, 2022, the total assets of the Company’s variable interest entities were $225.1 million and $256.9 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2021, and June 30, 2022, the total liabilities of the Company’s variable interest entities were $74.8 million and $85.2 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $150.3 million and $172.7 million as of December 31, 2021, and June 30, 2022, respectively. These intercompany balances are eliminated in consolidation.

6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties.
The Company’s total lease cost is as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$70,739	$1,798	$72,537	$73,969	$1,809	$75,778
Finance lease cost:
Amortization of right-of-use assets	105	—	105	377	—	377
Interest on lease liabilities	254	—	254	336	—	336
Short-term lease cost	—	—	—	15	—	15
Variable lease cost	13,086	141	13,227	14,407	141	14,548
Sublease income	(2,229)	—	(2,229)	(1,940)	—	(1,940)
Total lease cost	$81,955	$1,939	$83,894	$87,164	$1,950	$89,114

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$140,853	$3,597	$144,450	$147,931	$3,618	$151,549
Finance lease cost:
Amortization of right-of-use assets	140	—	140	724	—	724
Interest on lease liabilities	505	—	505	676	—	676
Short-term lease cost	—	—	—	50	—	50
Variable lease cost	26,095	144	26,239	28,062	180	28,242
Sublease income	(4,463)	—	(4,463)	(3,906)	—	(3,906)
Total lease cost	$163,130	$3,741	$166,871	$173,537	$3,798	$177,335
Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$145,652	$155,160
Operating cash flows for finance leases	505	676
Financing cash flows for finance leases	145	475
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$138,606	$185,739
Finance leases	138	312

Supplemental balance sheet information related to leases is as follows:

	December 31, 2021			June 30, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating Leases
Operating lease right-of-use assets	$1,052,603	$26,151	$1,078,754	$1,113,431	$23,247	$1,136,678

Current operating lease liabilities	$222,865	$6,469	$229,334	$228,920	$4,997	$233,917
Non-current operating lease liabilities	894,104	22,436	916,540	953,918	20,739	974,657
Total operating lease liabilities	$1,116,969	$28,905	$1,145,874	$1,182,838	$25,736	$1,208,574

	December 31, 2021			June 30, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Finance Leases
Property and equipment, net	$8,505	$—	$8,505	$8,125	$—	$8,125

Current portion of long-term debt and notes payable	$1,404	$—	$1,404	$1,544	$—	$1,544
Long-term debt, net of current portion	16,679	—	16,679	16,142	—	16,142
Total finance lease liabilities	$18,083	$—	$18,083	$17,686	$—	$17,686
The weighted average remaining lease terms and discount rates are as follows:

	December 31, 2021	June 30, 2022
Weighted average remaining lease term (in years):
Operating leases	7.8	7.7
Finance leases	24.7	24.6
Weighted average discount rate:
Operating leases	5.6%	5.6%
Finance leases	7.4%	7.4%
As of June 30, 2022, maturities of lease liabilities are approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022 (remainder of year)	$151,002	$1,360
2023	274,735	2,747
2024	235,883	2,384
2025	192,554	2,101
2026	161,205	2,126
Thereafter	558,633	28,181
Total undiscounted cash flows	1,574,012	38,899
Less: Imputed interest	365,438	21,213
Total discounted lease liabilities	$1,208,574	$17,686

7.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the six months ended June 30, 2022:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2021	$1,131,440	$442,155	$654,125	$1,221,192	$3,448,912
Acquisition of businesses	6,505	—	3,618	3,927	14,050
Measurement period adjustment	13,251	—	—	—	13,251
Balance as of June 30, 2022	$1,151,196	$442,155	$657,743	$1,225,119	$3,476,213
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2021			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	21,478	—	21,478	22,966	—	22,966
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	304,289	(141,111)	163,178	309,109	(155,537)	153,572
Non-compete agreements	36,746	(15,095)	21,651	38,004	(16,892)	21,112
Total identifiable intangible assets	$536,085	$(161,206)	$374,879	$543,651	$(177,429)	$366,222
The Company’s accreditations and trademarks have renewal terms, and the costs to renew these intangible assets are expensed as incurred. At June 30, 2022, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 7.2 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $7.3 million and $7.7 million for the three months ended June 30, 2021 and 2022, respectively. Amortization expense was $14.4 million and $15.2 million for the six months ended June 30, 2021 and 2022, respectively.
8.     Long-Term Debt and Notes Payable
As of June 30, 2022, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$24,613	$(12,463)	$1,237,150	$1,142,313
Credit facilities:
Revolving facility	350,000	—	—	350,000	348,688
Term loan	2,103,437	(5,390)	(5,875)	2,092,172	2,008,782
Other debt, including finance leases	88,595	—	(174)	88,421	88,421
Total debt	$3,767,032	$19,223	$(18,512)	$3,767,743	$3,588,204

Principal maturities of the Company’s long-term debt and notes payable were approximately as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$—	$1,225,000	$—	$1,225,000
Credit facilities:
Revolving facility	—	—	350,000	—	—	—	350,000
Term loan	—	4,757	11,150	2,087,530	—	—	2,103,437
Other debt, including finance leases	14,264	33,399	26,164	1,920	1,286	11,562	88,595
Total debt	$14,264	$38,156	$387,314	$2,089,450	$1,226,286	$11,562	$3,767,032
As of December 31, 2021, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$27,635	$(13,951)	$1,238,684	$1,297,104
Credit facilities:
Revolving facility	160,000	—	—	160,000	159,400
Term loan	2,103,437	(6,386)	(6,961)	2,090,090	2,087,661
Other debt, including finance leases	85,398	—	(215)	85,183	85,183
Total debt	$3,573,835	$21,249	$(21,127)	$3,573,957	$3,629,348
9.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan, which bears interest at a rate that is indexed to one-month LIBOR. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the one-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and became effective March 31, 2021, for the monthly periods from and including April 30, 2021, through September 30, 2024. The Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% of the notional amount, or approximately $1.8 million.
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
The following table outlines the changes in accumulated other comprehensive income, net of tax, during the periods presented:

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Balance as of January 1	$(2,027)	$12,282
Gain on interest rate cap cash flow hedge	8,151	39,814
Amounts reclassified from accumulated other comprehensive income	—	39
Balance as of March 31	$6,124	$52,135
Gain (loss) on interest rate cap cash flow hedge	(1,403)	11,833
Amounts reclassified from accumulated other comprehensive income	6	(6)
Balance as of June 30	$4,727	$63,962
The Company expects that approximately $40.3 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2021	June 30, 2022
Asset:			(in thousands)
Interest rate cap contract, current portion	Other current assets	Level 2	$—	$39,488
Interest rate cap contract, non-current portion	Other assets	Level 2	18,055	47,918
Liability:
Interest rate cap contract, current portion	Accrued other	Level 2	$330	$—
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

		December 31, 2021		June 30, 2022
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,238,684	$1,297,104	$1,237,150	$1,142,313
Credit facilities:
Revolving facility	Level 2	160,000	159,400	350,000	348,688
Term loan	Level 2	2,090,090	2,087,661	2,092,172	2,008,782
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(in thousands)
Revenue:
Critical illness recovery hospital	$544,059	$545,908	$1,138,931	$1,147,663
Rehabilitation hospital	212,666	228,887	420,470	449,521
Outpatient rehabilitation	280,409	287,258	532,370	559,198
Concentra	456,372	441,357	879,212	864,780
Other	70,514	81,331	139,500	163,126
Total Company	$1,564,020	$1,584,741	$3,110,483	$3,184,288
Adjusted EBITDA:
Critical illness recovery hospital	$72,904	$20,019	$186,176	$55,986
Rehabilitation hospital	50,768	49,845	101,302	92,224
Outpatient rehabilitation	45,633	33,601	71,962	60,197
Concentra(1)	137,060	92,607	219,075	182,076
Other(2)	35,656	(15,078)	21,847	(45,642)
Total Company	$342,021	$180,994	$600,362	$344,841
Total assets:
Critical illness recovery hospital	$2,187,181	$2,387,516	$2,187,181	$2,387,516
Rehabilitation hospital	1,186,886	1,194,739	1,186,886	1,194,739
Outpatient rehabilitation	1,333,661	1,360,600	1,333,661	1,360,600
Concentra	2,518,369	2,301,296	2,518,369	2,301,296
Other	730,282	307,507	730,282	307,507
Total Company	$7,956,379	$7,551,658	$7,956,379	$7,551,658
Purchases of property and equipment:
Critical illness recovery hospital	$16,499	$19,528	$30,884	$39,097
Rehabilitation hospital	3,257	4,821	3,922	11,095
Outpatient rehabilitation	7,448	9,314	14,783	18,728
Concentra	7,591	8,716	20,271	18,956
Other	1,928	3,953	6,582	5,301
Total Company	$36,723	$46,332	$76,442	$93,177
_______________________________________________________________________________
(1)     For the three and six months ended June 30, 2021, Adjusted EBITDA included other operating income of $32.3 million related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to the coronavirus disease 2019 (“COVID-19”).
(2)    For the three and six months ended June 30, 2022, Adjusted EBITDA included other operating income of $15.1 million. For the three and six months ended June 30, 2021, Adjusted EBITDA included other operating income of $65.8 million and $81.9 million, respectively. The other operating income is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to COVID-19.

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$72,904	$50,768	$45,633	$137,060	$35,656
Depreciation and amortization	(12,936)	(6,939)	(7,345)	(21,230)	(2,504)
Stock compensation expense	—	—	—	(535)	(6,564)
Income from operations	$59,968	$43,829	$38,288	$115,295	$26,588	$283,968
Equity in earnings of unconsolidated subsidiaries						11,809
Interest expense						(33,888)
Income before income taxes						$261,889

	Three Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$20,019	$49,845	$33,601	$92,607	$(15,078)
Depreciation and amortization	(14,603)	(7,175)	(8,130)	(18,730)	(2,443)
Stock compensation expense	—	—	—	(536)	(8,410)
Income (loss) from operations	$5,416	$42,670	$25,471	$73,341	$(25,931)	$120,967
Equity in earnings of unconsolidated subsidiaries						6,167
Interest expense						(41,052)
Income before income taxes						$86,082

	Six Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$186,176	$101,302	$71,962	$219,075	$21,847
Depreciation and amortization	(25,986)	(13,999)	(14,536)	(41,128)	(4,925)
Stock compensation expense	—	—	—	(1,071)	(12,737)
Income from operations	$160,190	$87,303	$57,426	$176,876	$4,185	$485,980
Equity in earnings of unconsolidated subsidiaries						21,728
Interest income						4,749
Interest expense						(68,290)
Income before income taxes						$444,167

	Six Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$55,986	$92,224	$60,197	$182,076	$(45,642)
Depreciation and amortization	(29,221)	(13,977)	(16,159)	(37,542)	(5,221)
Stock compensation expense	—	—	—	(1,071)	(16,698)
Income (loss) from operations	$26,765	$78,247	$44,038	$143,463	$(67,561)	$224,952
Equity in earnings of unconsolidated subsidiaries						11,564
Interest expense						(76,566)
Income before income taxes						$159,950

12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and six months ended June 30, 2021 and 2022:

	Three Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$201,198	$103,865	$45,291	$295	$—	$350,649
Non-Medicare	340,929	98,443	217,893	454,125	—	1,111,390
Total patient services revenues	542,127	202,308	263,184	454,420	—	1,462,039
Other revenue	1,932	10,358	17,225	1,952	70,514	101,981
Total revenue	$544,059	$212,666	$280,409	$456,372	$70,514	$1,564,020

	Three Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$213,680	$105,030	$44,433	$195	$—	$363,338
Non-Medicare	329,118	113,001	224,957	439,779	—	1,106,855
Total patient services revenues	542,798	218,031	269,390	439,974	—	1,470,193
Other revenue	3,110	10,856	17,868	1,383	81,331	114,548
Total revenue	$545,908	$228,887	$287,258	$441,357	$81,331	$1,584,741

	Six Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$433,338	$206,240	$81,582	$525	$—	$721,685
Non-Medicare	702,081	193,785	418,712	874,779	—	2,189,357
Total patient services revenues	1,135,419	400,025	500,294	875,304	—	2,911,042
Other revenue	3,512	20,445	32,076	3,908	139,500	199,441
Total revenue	$1,138,931	$420,470	$532,370	$879,212	$139,500	$3,110,483

	Six Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$432,667	$208,051	$86,337	$372	$—	$727,427
Non-Medicare	710,104	220,143	439,070	861,825	—	2,231,142
Total patient services revenues	1,142,771	428,194	525,407	862,197	—	2,958,569
Other revenue	4,892	21,327	33,791	2,583	163,126	225,719
Total revenue	$1,147,663	$449,521	$559,198	$864,780	$163,126	$3,184,288

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and six months ended June 30, 2021 and 2022.
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

	Basic and Diluted EPS		Basic and Diluted EPS
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(in thousands)
Net income	$196,208	$66,262	$333,422	$122,188
Less: net income attributable to non-controlling interests	31,314	11,055	57,982	17,864
Net income attributable to the Company	164,894	55,207	275,440	104,324
Less: Distributed and undistributed income attributable to participating securities	5,560	1,920	9,250	3,558
Distributed and undistributed income attributable to common shares	$159,334	$53,287	$266,190	$100,766
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended June 30,
	2021			2022
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$159,334	130,396	$1.22	$53,287	124,897	$0.43
Participating securities	5,560	4,550	$1.22	1,920	4,500	$0.43
Total Company	$164,894			$55,207

	Six Months Ended June 30,
	2021			2022
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$266,190	130,362	$2.04	$100,766	126,942	$0.79
Participating securities	9,250	4,530	$2.04	3,558	4,482	$0.79
Total Company	$275,440			$104,324
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
Oklahoma City Subpoena. On August 24, 2020, the Company and Select Specialty Hospital – Oklahoma City, Inc. (“SSH–Oklahoma City”) received Civil Investigative Demands from the U.S. Attorney’s Office for the Western District of Oklahoma seeking responses to interrogatories and the production of various documents principally relating to the documentation, billing and reviews of medical services furnished to patients at SSH-Oklahoma City. The government’s investigation appears to be focused on respiratory therapy services and billings. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company is producing documents in response to the subpoena and is fully cooperating with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of health and Human Services, is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In October and December 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In May and July 2022, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company and Concentra. The Company is fully cooperating with the DOJ on this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.

15.     Subsequent Event
On August 2, 2022, the Company’s board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about September 2, 2022, to stockholders of record as of the close of business on August 16, 2022.

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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of June 30, 2022, we had operations in 46 states and the District of Columbia. We operated 105 critical illness recovery hospitals in 28 states, 31 rehabilitation hospitals in 12 states, and 1,920 outpatient rehabilitation clinics in 38 states and the District of Columbia. Concentra operated 518 occupational health centers in 41 states as of June 30, 2022. Concentra also provides contract services at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $3,184.3 million for the six months ended June 30, 2022. Of this total, we earned approximately 36% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(in thousands)
Net income	$196,208	$66,262	$333,422	$122,188
Income tax expense	65,681	19,820	110,745	37,762
Interest expense	33,888	41,052	68,290	76,566
Interest income	—	—	(4,749)	—
Equity in earnings of unconsolidated subsidiaries	(11,809)	(6,167)	(21,728)	(11,564)
Income from operations	283,968	120,967	485,980	224,952
Stock compensation expense:
Included in general and administrative	5,620	7,046	11,080	13,995
Included in cost of services	1,479	1,900	2,728	3,774
Depreciation and amortization	50,954	51,081	100,574	102,120
Adjusted EBITDA	$342,021	$180,994	$600,362	$344,841

Effects of the COVID-19 Pandemic on our Results of Operations
We have provided revenue and certain operating statistics below for each of our segments for the three and six months ended June 30, 2022 and 2021, as well as the comparable pre-COVID-19 pandemic period in 2019. We believe this additional data provides insight into how each segment has performed in comparison to the year prior to the widespread emergence of COVID-19 in the United States. The effects of the COVID-19 pandemic, including the duration and extent of disruption on our operations, continues to create uncertainties about our future operating results and financial condition. Please refer to the risk factors in Item 1A and the section titled “Effects of the COVID-19 Pandemic on our Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion.

	Critical Illness Recovery Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals(1)
	2019	2021	2022	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$457,534	$594,872	$601,755	258,129	293,118	289,217	71%	75%	71%	96	99	105
Three Months Ended June 30	$461,143	$544,059	$545,908	262,860	272,981	273,133	69%	69%	67%	99	99	105
Six Months Ended June 30	$918,677	$1,138,931	$1,147,663	520,989	566,099	562,350	70%	72%	69%	99	99	105

	Rehabilitation Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals(1)
	2019	2021	2022	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$154,558	$207,804	$220,634	82,816	102,439	103,802	76%	84%	84%	18	20	20
Three Months Ended June 30	$160,374	$212,666	$228,887	86,525	104,948	108,812	75%	85%	86%	19	20	20
Six Months Ended June 30	$314,932	$420,470	$449,521	169,341	207,387	212,614	76%	84%	85%	19	20	20

	Outpatient Rehabilitation

	Revenue			Visits			Working Days(2)
	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$246,905	$251,961	$271,940	2,054,483	2,100,154	2,310,086	63	63	64
Three Months Ended June 30	$261,891	$280,409	$287,258	2,203,505	2,404,861	2,450,912	64	64	64
Six Months Ended June 30	$508,796	$532,370	$559,198	4,257,988	4,505,015	4,760,998	127	127	128

	Concentra

	Revenue			Visits			Working Days(2)
	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$396,321	$422,840	$423,423	2,911,607	2,795,574	3,116,898	63	63	64
Three Months Ended June 30	$413,451	$456,372	$441,357	3,103,089	3,030,078	3,214,512	64	64	64
Six Months Ended June 30	$809,772	$879,212	$864,780	6,014,696	5,825,652	6,331,410	127	127	128
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
Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures for the three and six months ended June 30, 2021 and 2022. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above, as well as the operating statistics data for each segment for the three and six months ended June 30, 2021 and 2022.

Other Significant Events
Dividend Payments
On February 17, 2022, and May 5, 2022, our board of directors declared a cash dividend of $0.125 per share. On March 16, 2022, and June 1, 2022, cash dividends totaling $16.7 million and $16.1 million, respectively, were paid.
Summary Financial Results
Three Months Ended June 30, 2022
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$545,908	$228,887	$287,258	$441,357	$81,331	$1,584,741
Operating expenses	(525,889)	(179,042)	(253,657)	(349,267)	(119,963)	(1,427,818)
Depreciation and amortization	(14,603)	(7,175)	(8,130)	(18,730)	(2,443)	(51,081)
Other operating income (expense)	—	—	—	(19)	15,144	15,125
Income (loss) from operations	$5,416	$42,670	$25,471	$73,341	$(25,931)	$120,967
Depreciation and amortization	14,603	7,175	8,130	18,730	2,443	51,081
Stock compensation expense	—	—	—	536	8,410	8,946
Adjusted EBITDA	$20,019	$49,845	$33,601	$92,607	$(15,078)	$180,994
Adjusted EBITDA margin	3.7%	21.8%	11.7%	21.0%	N/M	11.4%

	Three Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$544,059	$212,666	$280,409	$456,372	$70,514	$1,564,020
Operating expenses	(471,155)	(161,898)	(234,776)	(352,163)	(107,193)	(1,327,185)
Depreciation and amortization	(12,936)	(6,939)	(7,345)	(21,230)	(2,504)	(50,954)
Other operating income	—	—	—	32,316	65,771	98,087
Income from operations	$59,968	$43,829	$38,288	$115,295	$26,588	$283,968
Depreciation and amortization	12,936	6,939	7,345	21,230	2,504	50,954
Stock compensation expense	—	—	—	535	6,564	7,099
Adjusted EBITDA	$72,904	$50,768	$45,633	$137,060	$35,656	$342,021
Adjusted EBITDA margin	13.4%	23.9%	16.3%	30.0%	N/M	21.9%
Net income was $66.3 million for the three months ended June 30, 2022, compared to $196.2 million for the three months ended June 30, 2021.

The following table summarizes changes in segment performance measures for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	0.3%	7.6%	2.4%	(3.3)%	15.3%	1.3%
Change in income from operations	(91.0)%	(2.6)%	(33.5)%	(36.4)%	N/M	(57.4)%
Change in Adjusted EBITDA	(72.5)%	(1.8)%	(26.4)%	(32.4)%	N/M	(47.1)%
_______________________________________________________________________________
N/M —     Not meaningful.
Six Months Ended June 30, 2022
The following tables reconcile our segment performance measures to our consolidated operating results:

	Six Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,147,663	$449,521	$559,198	$864,780	$163,126	$3,184,288
Operating expenses	(1,091,677)	(357,297)	(499,001)	(683,756)	(240,610)	(2,872,341)
Depreciation and amortization	(29,221)	(13,977)	(16,159)	(37,542)	(5,221)	(102,120)
Other operating income (expense)	—	—	—	(19)	15,144	15,125
Income (loss) from operations	$26,765	$78,247	$44,038	$143,463	$(67,561)	$224,952
Depreciation and amortization	29,221	13,977	16,159	37,542	5,221	102,120
Stock compensation expense	—	—	—	1,071	16,698	17,769
Adjusted EBITDA	$55,986	$92,224	$60,197	$182,076	$(45,642)	$344,841
Adjusted EBITDA margin	4.9%	20.5%	10.8%	21.1%	N/M	10.8%

	Six Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,138,931	$420,470	$532,370	$879,212	$139,500	$3,110,483
Operating expenses	(970,642)	(319,168)	(460,408)	(693,524)	(212,295)	(2,656,037)
Depreciation and amortization	(25,986)	(13,999)	(14,536)	(41,128)	(4,925)	(100,574)
Other operating income	17,887	—	—	32,316	81,905	132,108
Income from operations	$160,190	$87,303	$57,426	$176,876	$4,185	$485,980
Depreciation and amortization	25,986	13,999	14,536	41,128	4,925	100,574
Stock compensation expense	—	—	—	1,071	12,737	13,808
Adjusted EBITDA	$186,176	$101,302	$71,962	$219,075	$21,847	$600,362
Adjusted EBITDA margin	16.3%	24.1%	13.5%	24.9%	N/M	19.3%
Net income was $122.2 million for the six months ended June 30, 2022, compared to $333.4 million for the six months ended June 30, 2021.

The following table summarizes the changes in our segment performance measures for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	0.8%	6.9%	5.0%	(1.6)%	16.9%	2.4%
Change in income from operations	(83.3)%	(10.4)%	(23.3)%	(18.9)%	N/M	(53.7)%
Change in Adjusted EBITDA	(69.9)%	(9.0)%	(16.3)%	(16.9)%	N/M	(42.6)%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 23% of our revenue for both the six months ended June 30, 2022, and for the year ended December 31, 2021.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, October 23, 2020, January 21, 2021, April 21, 2021, July 20, 2021, October 18, 2021, January 16, 2022, April 16, 2022, and July 15, 2022. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
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
ii.Expansion of the Accelerated and Advance Payment Program to advance three months of payments to Medicare providers. CMS has the ability to recoup the advanced payments through future Medicare claims. Section 2501 of the Continuing Appropriations Act, 2021 and Other Extensions Act, Public Law 116-159, modified the terms of repayment so that a provider can request no recoupment for one year after the advanced payment was issued, followed by a 25% offset the next 11 months, and a 50% offset the last 6 months. Any amounts that remain unpaid after 29 months will be subject to a 4% interest rate (instead of 10.25%). CMS began recouping advance payments on March 30, 2021, but the actual date for each provider is based on the first anniversary of when the provider received the first payment. CMS publishes repayment data every six months.
iii.Temporary suspension of the 2% cut to Medicare payments due to sequestration so that, for the period of May 1, 2020, to December 31, 2020, the Medicare program would be exempt from any sequestration order. The Consolidated Appropriations Act, 2021, extended this temporary suspension of the 2% sequestration cut through March 31, 2021. The Medicare sequester relief bill, which became Public Law 117-7, extended the temporary suspension of the sequestration cut again, through December 31, 2021. To pay for the continued suspension of the sequestration cuts through December 31, 2021, Congress increased the sequestration cut that will apply in fiscal year 2030. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law by President Biden on December 10, 2021, further extended the suspension of the sequestration cut through March 31, 2022, and reduces the sequestration cut to 1% from April 1, 2022, through June 30, 2022. The full 2% sequestration cut resumed on July 1, 2022. To pay for this relief, Congress increased the sequestration cut to Medicare payments to 2.25% for the first six months of fiscal year 2030 and to 3% for the final six months of fiscal year 2030. The same legislation defers an across-the-board 4% payment cut due to the American Rescue Plan from the FY 2022 Statutory Pay-As-You-Go (“PAYGO”) scorecard to the FY 2023 PAYGO scorecard.
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
Fiscal Year 2021. On September 18, 2020, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020, through September 30, 2021). Certain errors in the final rule were corrected in a document published December 7, 2020. The standard federal rate was set at $43,755, an increase from the standard federal rate applicable during fiscal year 2020 of $42,678. The update to the standard federal rate for fiscal year 2021 included a market basket increase of 2.3% with no productivity adjustment. The standard federal rate also included an area wage budget neutrality factor of 1.0016837. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,195, an increase from the fixed-loss amount in the 2020 fiscal year of $26,778. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $29,064, an increase from the fixed-loss amount in the 2020 fiscal year of $26,552.
Fiscal Year 2022. On August 13, 2021, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021, through September 30, 2022). The standard federal rate was set at $44,714, an increase from the standard federal rate applicable during fiscal year 2021 of $43,755. The update to the standard federal rate for fiscal year 2022 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%. The standard federal rate also included an area wage budget neutrality factor of 1.002848. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends during fiscal year 2022, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $33,015, an increase from the fixed-loss amount in the 2021 fiscal year of $27,195. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $30,988, an increase from the fixed-loss amount in the 2021 fiscal year of $29,064.
Fiscal Year 2023. On August 1, 2022, CMS released a display copy of the final rule to update policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). The standard federal rate for fiscal year 2023 is $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 includes a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also includes an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends before or during fiscal year 2023, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $38,859, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
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
Fiscal Year 2021. On August 10, 2020, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020, through September 30, 2021). The standard payment conversion factor for discharges for fiscal year 2021 was set at $16,856, an increase from the standard payment conversion factor applicable during fiscal year 2020 of $16,489. The update to the standard payment conversion factor for fiscal year 2021 included a market basket increase of 2.4% with no productivity adjustment. CMS decreased the outlier threshold amount for fiscal year 2021 to $7,906 from $9,300 established in the final rule for fiscal year 2020.

Fiscal Year 2022. On August 4, 2021, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021, through September 30, 2022). The standard payment conversion factor for discharges for fiscal year 2022 was set at $17,240, an increase from the standard payment conversion factor applicable during fiscal year 2021 of $16,856. The update to the standard payment conversion factor for fiscal year 2022 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%. CMS increased the outlier threshold amount for fiscal year 2022 to $9,491 from $7,906 established in the final rule for fiscal year 2021.
Fiscal Year 2023. On August 1, 2022, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). The standard payment conversion factor for discharges for fiscal year 2023 was set at $17,878, an increase from the standard payment conversion factor applicable during fiscal year 2022 of $17,240. The update to the standard payment conversion factor for fiscal year 2023 included a market basket increase of 4.2%, less a productivity adjustment of 0.3%. CMS increased the outlier threshold amount for fiscal year 2023 to $12,526 from $9,491 established in the final rule for fiscal year 2022.
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
Outpatient rehabilitation providers enroll in Medicare as a rehabilitation agency, a clinic, or a public health agency. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. For services provided in 2017 through 2019, a 0.5% update was applied each year to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System (“MIPS”). In 2019, CMS added physical and occupational therapists to the list of MIPS eligible clinicians. For these therapists in private practice, payments under the fee schedule are subject to adjustment in a later year based on their performance in MIPS according to established performance standards. Calendar year 2021 is the first year that payments were adjusted, based upon the therapist’s performance under MIPS in 2019. Providers in facility-based outpatient therapy settings are excluded from MIPS eligibility and therefore not subject to this payment adjustment. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and the alternative payment models (“APMs”). In 2026 and subsequent years, eligible professionals participating in APMs who meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.
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

In the display copy of the calendar year 2023 physician fee schedule proposed rule, CMS announced that it calculated the proposed payment rates for the physician fee schedule as if the 3% payment increase in calendar year 2022 from the Protecting Medicare and American Farmers from Sequester Cuts Act was never applied. The statute stated that the 3% payment increase for 2022 shall not be taken into account in determining the payment rates for subsequent years. As a result, physician fee schedule payments are expected to decrease in 2023, unless Congress provides additional funding for a payment increase as it has done the prior two years. CMS stated in the proposed rule that it expects that its proposed policies for 2023 would result in a 1% decrease in Medicare payments for the therapy specialty. The calendar year 2023 proposed rule also includes further development of MVPs. First, CMS proposed revisions to the first set of seven MVPs that it adopted in the calendar year 2022 final rule. CMS would remove certain improvement activities from these seven MVPs and add other quality measures that participants in these MVPs could choose to report data on. In addition, CMS proposed to add five new MVPs. If finalized, these new MVPs would be available for voluntary reporting for the calendar year 2023 performance period.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare physician fee schedule final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”). These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020, include the appropriate modifier. In the final 2020 Medicare physician fee schedule rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply. In the calendar year 2022 physician fee schedule final rule, CMS implemented the final part of the requirements in the Bipartisan Budget Act of 2018 regarding PTA and OTA services. For dates of service on and after January 1, 2022, CMS pays for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS modified the de minimis standard in the calendar year 2022 final rule to allow a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period	99	105	99	104
Number of hospitals acquired	—	2	—	2
Number of hospital start-ups	—	—	—	1
Number of hospitals closed/sold	—	(2)	—	(2)
Number of consolidated hospitals—end of period(1)	99	105	99	105
Available licensed beds(3)	4,322	4,509	4,322	4,509
Admissions(3)(4)	9,026	8,806	18,885	18,263
Patient days(3)(5)	272,981	273,133	566,099	562,350
Average length of stay (days)(3)(6)	29	30	30	30
Revenue per patient day(3)(7)	$1,986	$1,987	$2,006	$2,032
Occupancy rate(3)(8)	69%	67%	72%	69%
Percent patient days—Medicare(3)(9)	38%	41%	39%	39%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period	20	20	19	20
Number of hospitals acquired	—	—	1	—
Number of hospital start-ups	—	—	—	—
Number of hospitals closed/sold	—	—	—	—
Number of consolidated hospitals—end of period(1)	20	20	20	20
Number of unconsolidated hospitals managed—end of period(2)	10	11	10	11
Total number of hospitals (all)—end of period	30	31	30	31
Available licensed beds(3)	1,361	1,391	1,361	1,391
Admissions(3)(4)	7,360	7,450	14,491	14,632
Patient days(3)(5)	104,948	108,812	207,387	212,614
Average length of stay (days)(3)(6)	14	15	14	15
Revenue per patient day(3)(7)	$1,849	$1,928	$1,851	$1,935
Occupancy rate(3)(8)	85%	86%	84%	85%
Percent patient days—Medicare(3)(9)	49%	47%	49%	47%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,517	1,584	1,503	1,572
Number of clinics acquired	4	8	12	10
Number of clinic start-ups	12	13	22	25
Number of clinics closed/sold	(5)	(6)	(9)	(8)
Number of consolidated clinics—end of period	1,528	1,599	1,528	1,599
Number of unconsolidated clinics managed—end of period	305	321	305	321
Total number of clinics (all)—end of period	1,833	1,920	1,833	1,920
Number of visits(3)(10)	2,404,861	2,450,912	4,505,015	4,760,998
Revenue per visit(3)(11)	$102	$103	$103	$103

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Concentra data:
Number of consolidated centers—start of period	519	518	517	518
Number of centers acquired	—	2	3	3
Number of center start-ups	—	—	—	—
Number of centers closed/sold	(1)	(2)	(2)	(3)
Number of consolidated centers—end of period	518	518	518	518
Number of onsite clinics operated—end of period	131	148	131	148
Number of visits(3)(10)	3,030,078	3,214,512	5,825,652	6,331,410
Revenue per visit(3)(11)	$125	$127	$125	$126
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	82.6	87.7	83.1	87.9
General and administrative	2.3	2.4	2.3	2.3
Depreciation and amortization	3.2	3.3	3.2	3.2
Total costs and expenses	88.1	93.4	88.6	93.4
Other operating income	6.3	1.0	4.2	0.5
Income from operations	18.2	7.6	15.6	7.1
Equity in earnings of unconsolidated subsidiaries	0.8	0.4	0.7	0.4
Interest income	—	—	0.2	—
Interest expense	(2.3)	(2.6)	(2.2)	(2.5)
Income before income taxes	16.7	5.4	14.3	5.0
Income tax expense	4.2	1.2	3.6	1.2
Net income	12.5	4.2	10.7	3.8
Net income attributable to non-controlling interests	2.0	0.7	1.8	0.5
Net income attributable to Select Medical Holdings Corporation	10.5%	3.5%	8.9%	3.3%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$544,059	$545,908	0.3%	$1,138,931	$1,147,663	0.8%
Rehabilitation hospital	212,666	228,887	7.6	420,470	449,521	6.9
Outpatient rehabilitation	280,409	287,258	2.4	532,370	559,198	5.0
Concentra	456,372	441,357	(3.3)	879,212	864,780	(1.6)
Other(1)	70,514	81,331	15.3	139,500	163,126	16.9
Total Company	$1,564,020	$1,584,741	1.3%	$3,110,483	$3,184,288	2.4%
Income (loss) from operations:
Critical illness recovery hospital(2)	$59,968	$5,416	(91.0)%	$160,190	$26,765	(83.3)%
Rehabilitation hospital	43,829	42,670	(2.6)	87,303	78,247	(10.4)
Outpatient rehabilitation	38,288	25,471	(33.5)	57,426	44,038	(23.3)
Concentra(2)	115,295	73,341	(36.4)	176,876	143,463	(18.9)
Other(1)(2)	26,588	(25,931)	N/M	4,185	(67,561)	N/M
Total Company	$283,968	$120,967	(57.4)%	$485,980	$224,952	(53.7)%
Adjusted EBITDA:
Critical illness recovery hospital(2)	$72,904	$20,019	(72.5)%	$186,176	$55,986	(69.9)%
Rehabilitation hospital	50,768	49,845	(1.8)	101,302	92,224	(9.0)
Outpatient rehabilitation	45,633	33,601	(26.4)	71,962	60,197	(16.3)
Concentra(2)	137,060	92,607	(32.4)	219,075	182,076	(16.9)
Other(1)(2)	35,656	(15,078)	N/M	21,847	(45,642)	N/M
Total Company	$342,021	$180,994	(47.1)%	$600,362	$344,841	(42.6)%
Adjusted EBITDA margins:
Critical illness recovery hospital(2)	13.4%	3.7%		16.3%	4.9%
Rehabilitation hospital	23.9	21.8		24.1	20.5
Outpatient rehabilitation	16.3	11.7		13.5	10.8
Concentra(2)	30.0	21.0		24.9	21.1
Other(1)(2)	N/M	N/M		N/M	N/M
Total Company	21.9%	11.4%		19.3%	10.8%
Total assets:
Critical illness recovery hospital	$2,187,181	$2,387,516		$2,187,181	$2,387,516
Rehabilitation hospital	1,186,886	1,194,739		1,186,886	1,194,739
Outpatient rehabilitation	1,333,661	1,360,600		1,333,661	1,360,600
Concentra	2,518,369	2,301,296		2,518,369	2,301,296
Other(1)	730,282	307,507		730,282	307,507
Total Company	$7,956,379	$7,551,658		$7,956,379	$7,551,658
Purchases of property and equipment:
Critical illness recovery hospital	$16,499	$19,528		$30,884	$39,097
Rehabilitation hospital	3,257	4,821		3,922	11,095
Outpatient rehabilitation	7,448	9,314		14,783	18,728
Concentra	7,591	8,716		20,271	18,956
Other(1)	1,928	3,953		6,582	5,301
Total Company	$36,723	$46,332		$76,442	$93,177
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)    During the three months ended June 30, 2022 and 2021, we recognized other operating income of $15.1 million and $98.1 million, respectively. During the six months ended June 30, 2022 and 2021, we recognized other operating income of $15.1 million and $132.1 million, respectively. The impact of this income on the operating results of our critical illness recovery hospital segment, Concentra segment, and other activities is outlined within the tables presented under “Summary Financial Results” for the three and six months ended June 30, 2022 and 2021.
N/M — Not meaningful.

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
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
Revenue
Our revenue increased 1.3% to $1,584.7 million for the three months ended June 30, 2022, compared to $1,564.0 million for the three months ended June 30, 2021.
Critical Illness Recovery Hospital Segment.    Revenue was $545.9 million for the three months ended June 30, 2022, compared to $544.1 million for the three months ended June 30, 2021. Revenue per patient day was $1,987 for the three months ended June 30, 2022, compared to $1,986 for the three months ended June 30, 2021. Our patient days were 273,133 days for the three months ended June 30, 2022, compared to 272,981 days for the three months ended June 30, 2021, and 262,860 days for the three months ended June 30, 2019. Occupancy in our critical illness recovery hospitals was 67%, 69%, and 69% for the three months ended June 30, 2022, 2021, and 2019, respectively.
Rehabilitation Hospital Segment.    Revenue increased 7.6% to $228.9 million for the three months ended June 30, 2022, compared to $212.7 million for the three months ended June 30, 2021. The increase in revenue was principally due to an increase in revenue per patient day. Revenue per patient day increased 4.3% to $1,928 for the three months ended June 30, 2022, compared to $1,849 for the three months ended June 30, 2021. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Our patient days increased 3.7% to 108,812 days for the three months ended June 30, 2022, compared to 104,948 days for the three months ended June 30, 2021. Occupancy in our rehabilitation hospitals was 86%, 85%, and 75% for the three months ended June 30, 2022, 2021, and 2019, respectively.
Outpatient Rehabilitation Segment.   Revenue increased 2.4% to $287.3 million for the three months ended June 30, 2022, compared to $280.4 million for the three months ended June 30, 2021. The increase in revenue was attributable to patient visits, which increased 1.9% to 2,450,912 visits for the three months ended June 30, 2022, compared to 2,404,861 visits for the three months ended June 30, 2021. Patient visits for the three months ended June 30, 2022, increased 11.2% compared to 2,203,505 visits for the three months ended June 30, 2019 (the comparable pre-COVID-19 pandemic period). The increase in visits was attributable to outpatient rehabilitation clinics we have acquired and developed since June 30, 2021. Our revenue per visit was $103 for the three months ended June 30, 2022, compared to $102 for the three months ended June 30, 2021.
Concentra Segment.    Revenue was $441.4 million for the three months ended June 30, 2022, compared to $456.4 million for the three months ended June 30, 2021. The decrease is primarily attributable to a decline in revenue generated from COVID-19 screening and testing services. These services contributed $7.7 million of revenue during the three months ended June 30, 2022, compared to $55.0 million during the three months ended June 30, 2021. This was offset by an increase in our patient visits of 6.1% to 3,214,512 visits for the three months ended June 30, 2022, compared to 3,030,078 visits for the three months ended June 30, 2021. Patient visits for the three months ended June 30, 2022, increased 3.6% compared to 3,103,089 visits for the three months ended June 30, 2019 (the comparable pre-COVID-19 pandemic period). During the three months ended June 30, 2022, our revenue per visit increased to $127, compared to $125 for the three months ended June 30, 2021.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,427.8 million, or 90.1% of revenue, for the three months ended June 30, 2022, compared to $1,327.2 million, or 84.9% of revenue, for the three months ended June 30, 2021. Our cost of services, a major component of which is labor expense, was $1,390.6 million, or 87.7% of revenue, for the three months ended June 30, 2022, compared to $1,291.4 million, or 82.6% of revenue, for the three months ended June 30, 2021. The increase in our operating expenses relative to our revenue was principally attributable to the incurrence of additional operating expenses within our critical illness recovery hospital and rehabilitation hospital segments, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $37.3 million, or 2.4% of revenue, for the three months ended June 30, 2022, compared to $35.7 million, or 2.3% of revenue, for the three months ended June 30, 2021.

Other Operating Income
For the three months ended June 30, 2022, we had other operating income of $15.1 million, compared to $98.1 million for the three months ended June 30, 2021. The other operating income is primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
For the three months ended June 30, 2022, $15.1 million of other operating income is included within the operating results of our other activities. For the three months ended June 30, 2021, $65.8 million of other operating income is included within the operating results of our other activities and $32.3 million of other operating income is included within the operating results of our Concentra segment.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $20.0 million for the three months ended June 30, 2022, compared to $72.9 million for the three months ended June 30, 2021. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 3.7% for the three months ended June 30, 2022, compared to 13.4% for the three months ended June 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2022 were adversely affected by a shortage of healthcare workers, which has led to the incurrence of additional labor costs, comprised of contract labor, sign-on and retention bonuses, and orientation costs, compared to the three months ended June 30, 2021. Our increased contract labor costs are due to higher utilization and increased rates. During the three months ended June 30, 2022, we have hired more full-time nursing staff in an effort to reduce our agency costs, which has led to an increase in administrative nursing hours during the onboarding process. For the three months ended June 30, 2022, our contracted registered nurses represented approximately 32.9% of our total registered nursing hours, compared to approximately 32.3% for the three months ended June 30, 2021. Additionally, the cost of contract registered nurses has risen due to the demand for healthcare professionals. These costs were approximately 3.1% higher during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
Rehabilitation Hospital Segment.    Adjusted EBITDA was $49.8 million for the three months ended June 30, 2022, compared to $50.8 million for the three months ended June 30, 2021. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.8% for the three months ended June 30, 2022, compared to 23.9% for the three months ended June 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2022, were adversely affected by the incurrence of additional labor costs. Constrained staffing due to a shortage of healthcare workers has led to increases in incentive and retention pay for our employees and greater dependence on higher cost contract clinical workers. The increase in contracted clinical labor costs occurred predominantly within our hospitals operating in California and New Jersey.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $33.6 million for the three months ended June 30, 2022, compared to $45.6 million for the three months ended June 30, 2021. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 11.7% for the three months ended June 30, 2022, compared to 16.3% for the three months ended June 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2022, were affected by increases in both labor costs and other operating expenses compared to the three months ended June 30, 2021.
Concentra Segment.    Adjusted EBITDA was $92.6 million for the three months ended June 30, 2022, compared to $137.1 million for the three months ended June 30, 2021. Our Adjusted EBITDA margin for the Concentra segment was 21.0% for the three months ended June 30, 2022, compared to 30.0% for the three months ended June 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2022, were affected by a decline in revenue generated from COVID-19 screening and testing services, as discussed in the “Revenue” section above. Our Concentra segment also recognized $32.3 million of Provider Relief Funds during the three months ended June 30, 2021, as described further above under “Other Operating Income.”
Depreciation and Amortization
Depreciation and amortization expense was $51.1 million for the three months ended June 30, 2022, compared to $51.0 million for the three months ended June 30, 2021.

Income from Operations
For the three months ended June 30, 2022, we had income from operations of $121.0 million, compared to $284.0 million for the three months ended June 30, 2021. The increase in labor costs experienced within our critical illness recovery hospital and rehabilitation hospital segments was the primary cause of the decrease in income from operations, as discussed above under “Adjusted EBITDA.” Additionally, we recognized other operating income of $15.1 million during the three months ended June 30, 2022, compared to $98.1 million during the three months ended June 30, 2021, as described further under “Other Operating Income.”
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended June 30, 2022, we had equity in earnings of unconsolidated subsidiaries of $6.2 million, compared to $11.8 million for the three months ended June 30, 2021. The decrease in equity in earnings is due in part to an increase in labor costs incurred by the rehabilitation businesses in which we are a minority owner.
Interest
Interest expense was $41.1 million for the three months ended June 30, 2022, compared to $33.9 million for the three months ended June 30, 2021. The increase in interest expense was attributable to an increase in the LIBOR rate, compared to the three months ended June 30, 2021, and borrowings made under our revolving facility during the three months ended June 30, 2022.
Income Taxes
We recorded income tax expense of $19.8 million for the three months ended June 30, 2022, which represented an effective tax rate of 23.0%. We recorded income tax expense of $65.7 million for the three months ended June 30, 2021, which represented an effective tax rate of 25.1%. For the three months ended June 30, 2022, the lower effective tax rate resulted primarily from an increase in income before income taxes generated from our consolidated subsidiaries which are taxable as partnerships. For these subsidiaries, we only incur income tax expense on our share of their earnings.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $11.1 million for the three months ended June 30, 2022, compared to $31.3 million for the three months ended June 30, 2021. The reduction in net income attributable to non-controlling interests was principally due to a change in our ownership interest of Concentra Group Holdings Parent. Since June 30, 2021, we have acquired substantially all of the outstanding membership interests of Concentra Group Holdings Parent. The reduction in net income attributable to non-controlling interests was also due to a decline in the net income of our less than wholly owned subsidiaries. Many of these subsidiaries were impacted by increased labor costs during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021
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
Revenue
Our revenue increased 2.4% to $3,184.3 million for the six months ended June 30, 2022, compared to $3,110.5 million for the six months ended June 30, 2021.
Critical Illness Recovery Hospital Segment.   Revenue increased to $1,147.7 million for the six months ended June 30, 2022, compared to $1,138.9 million for the six months ended June 30, 2021. The increase in revenue was due to an increase in revenue per patient day. Revenue per patient day increased 1.3% to $2,032 for the six months ended June 30, 2022, compared to $2,006 for the six months ended June 30, 2021. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Our patient days were 562,350 for the six months ended June 30, 2022, compared to 566,099 days for the six months ended June 30, 2021. Occupancy in our critical illness recovery hospitals was 69%, 72%, and 70% for the six months ended June 30, 2022, 2021, and 2019, respectively. For the six months ended June 30, 2021, our patient days and occupancy percentage benefited from an increase in referrals from general acute care hospitals, which was due in part to an increase in volume in the intensive care units in those hospitals, as a result of the COVID-19 pandemic. As COVID-19 cases which require hospitalization have declined compared to the six months ended June 30, 2021, the patient volume experienced in intensive care units has also declined. This reduced the volume of referrals we received during the six months ended June 30, 2022.
Rehabilitation Hospital Segment.   Revenue increased 6.9% to $449.5 million for the six months ended June 30, 2022, compared to $420.5 million for the six months ended June 30, 2021. The increase in revenue was principally due to an increase in revenue per patient day. Our revenue per patient day increased 4.5% to $1,935 for the six months ended June 30, 2022, compared to $1,851 for the six months ended June 30, 2021. We experienced increases in both our Medicare and non-Medicare revenue per patient day during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Our patient days increased 2.5% to 212,614 days for the six months ended June 30, 2022, compared to 207,387 days for the six months ended June 30, 2021. Occupancy in our rehabilitation hospitals was 85%, 84%, and 76% for the six months ended June 30, 2022, 2021, and 2019, respectively.
Outpatient Rehabilitation Segment.   Revenue increased 5.0% to $559.2 million for the six months ended June 30, 2022, compared to $532.4 million for the six months ended June 30, 2021. The increase in revenue was principally due to patient visits, which increased 5.7% to 4,760,998 visits for the six months ended June 30, 2022, compared to 4,505,015 visits for the six months ended June 30, 2021. Patient visits for the six months ended June 30, 2022, increased 11.8% compared to 4,257,988 visits for the six months ended June 30, 2019 (the comparable pre-COVID-19 pandemic period). The increase in visits was attributable to outpatient rehabilitation clinics which we have acquired and developed since June 30, 2021, as well as improvement in volume in our clinics which operated during both the six months ended June 30, 2022 and 2021. Our revenue per visit was $103 for both the six months ended June 30, 2022 and 2021.
Concentra Segment.   Revenue was $864.8 million for the six months ended June 30, 2022, compared to $879.2 million for the six months ended June 30, 2021. The decrease is primarily attributable to a decline in revenue generated from COVID-19 screening and testing services. These services contributed $16.7 million of revenue during the six months ended June 30, 2022, compared to $106.7 million during the six months ended June 30, 2021. This was offset by an increase in our patient visits of 8.7% to 6,331,410 visits for the six months ended June 30, 2022, compared to 5,825,652 visits for the six months ended June 30, 2021. Patient visits for the six months ended June 30, 2022, increased 5.3% compared to 6,014,696 visits for the six months ended June 30, 2019 (the comparable pre-COVID-19 pandemic period). Our revenue per visit was $126 for the six months ended June 30, 2022, compared to $125 for the six months ended June 30, 2021. Additionally, our revenue was negatively affected by a greater percentage of employer services visits during the six months ended June 30, 2022, which yield lower per visit rates.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $2,872.3 million, or 90.2% of revenue, for the six months ended June 30, 2022, compared to $2,656.0 million, or 85.4% of revenue, for the six months ended June 30, 2021. Our cost of services, a major component of which is labor expense, was $2,797.6 million, or 87.9% of revenue, for the six months ended June 30, 2022, compared to $2,584.9 million, or 83.1% of revenue, for the six months ended June 30, 2021. The increase in our operating expenses relative to our revenue was principally due to increased labor costs within our critical illness recovery hospital and rehabilitation hospital segments, as discussed further below under “Adjusted EBITDA.” General and administrative expenses were $74.8 million, or 2.3% of revenue, for the six months ended June 30, 2022, compared to $71.1 million, or 2.3% of revenue, for the six months ended June 30, 2021.
Other Operating Income
For the six months ended June 30, 2022, we had other operating income of $15.1 million, compared to $132.1 million for the six months ended June 30, 2021.
For the six months ended June 30, 2022, the other operating income is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19, and is included within the operating results of our other activities.
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
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA was $56.0 million for the six months ended June 30, 2022, compared to $186.2 million for the six months ended June 30, 2021. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 4.9% for the six months ended June 30, 2022, compared to 16.3% for the six months ended June 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2022 were adversely affected by a shortage of healthcare workers, which has led to the incurrence of additional labor costs, comprised of contract labor, sign-on and retention bonuses, and orientation costs, compared to the six months ended June 30, 2021. Our increased contract labor costs are due to higher utilization and increased rates. During the six months ended June 30, 2022, we have hired more full-time nursing staff in an effort to reduce our agency costs, which has led to an increase in administrative nursing hours during the onboarding process. Our use of contract registered nurses increased by approximately 14.7% during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. For the six months ended June 30, 2022, our contracted registered nurses represented approximately 35.3% of our total registered nursing hours, compared to approximately 30.2% for the six months ended June 30, 2021. Contract registered nursing hours as a percentage of our total registered nursing hours were 37.5%, 37.5%, and 32.9% for the three months ended December 31, 2021, March 31, 2022, and June 30, 2022, respectively. Additionally, the cost of contract registered nurses has risen significantly due to the demand for healthcare professionals. These costs were approximately 14.0% higher during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. During the six months ended June 30, 2021, our Adjusted EBITDA and Adjusted EBITDA margin also benefited from the recognition of $17.9 million in other operating income related to the outcome of litigation with CMS.
Rehabilitation Hospital Segment.   Adjusted EBITDA was $92.2 million for the six months ended June 30, 2022, compared to $101.3 million for the six months ended June 30, 2021. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 20.5% for the six months ended June 30, 2022, compared to 24.1% for the six months ended June 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2022, were adversely affected by the incurrence of additional labor costs. Constrained staffing due to a shortage of healthcare workers has led to increases in incentive and retention pay for our employees and greater dependence on higher cost contract clinical workers. Additionally, the cost of contract clinical labor for the six months ended June 30, 2022, has risen due to the demand for healthcare professionals, compared to the six months ended June 30, 2021. The increase in contracted clinical labor costs occurred predominantly within our hospitals operating in California and New Jersey.

Outpatient Rehabilitation Segment.   Adjusted EBITDA was $60.2 million for the six months ended June 30, 2022, compared to $72.0 million for the six months ended June 30, 2021. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 10.8% for the six months ended June 30, 2022, compared to 13.5% for the six months ended June 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2022, were affected by increases in both labor costs and other operating expenses compared to the six months ended June 30, 2021.
Concentra Segment.   Adjusted EBITDA was $182.1 million for the six months ended June 30, 2022, compared to $219.1 million for the six months ended June 30, 2021. Our Adjusted EBITDA margin for the Concentra segment was 21.1% for the six months ended June 30, 2022, compared to 24.9% for the six months ended June 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2022 were affected by the decline in revenue generated from COVID-19 screening and testing services, as discussed in the “Revenue” section above. Our Concentra segment also recognized $32.3 million of Provider Relief Funds during the six months ended June 30, 2021, as described further above under “Other Operating Income.”
Depreciation and Amortization
Depreciation and amortization expense was $102.1 million for the six months ended June 30, 2022, compared to $100.6 million for the six months ended June 30, 2021.
Income from Operations
For the six months ended June 30, 2022, we had income from operations of $225.0 million, compared to $486.0 million for the six months ended June 30, 2021. The increase in labor costs experienced within our critical illness recovery hospital and rehabilitation hospital segments was the primary cause of the decrease in income from operations, as discussed above under “Adjusted EBITDA.” Additionally, we recognized other operating income of $15.1 million during the six months ended June 30, 2022, compared to $132.1 million during the six months ended June 30, 2021, as described further under “Other Operating Income.”
Equity in Earnings of Unconsolidated Subsidiaries
For the six months ended June 30, 2022, we had equity in earnings of unconsolidated subsidiaries of $11.6 million, compared to $21.7 million for the six months ended June 30, 2021. The decrease in equity in earnings is due in part to an increase in labor costs incurred by the rehabilitation businesses in which we are a minority owner. Additionally, certain of these rehabilitation businesses recognized income during the six months ended June 30, 2021 for the payments they received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Interest
Interest expense was $76.6 million for the six months ended June 30, 2022, compared to $68.3 million for the six months ended June 30, 2021. The increase in interest expense was primarily attributable to borrowings made under our revolving facility during the six months ended June 30, 2022. The increase in interest expense was also attributable to increases in the LIBOR rate during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
For the six months ended June 30, 2021, we recognized interest income of $4.7 million. The interest income was related to the outcome of litigation with CMS.
Income Taxes
We recorded income tax expense of $37.8 million for the six months ended June 30, 2022, which represented an effective tax rate of 23.6%. We recorded income tax expense of $110.7 million for the six months ended June 30, 2021, which represented an effective tax rate of 24.9%. For the six months ended June 30, 2022, the lower effective tax rate resulted primarily from an increase in income before income taxes generated from our consolidated subsidiaries which are taxable as partnerships. For these subsidiaries, we only incur income tax expense on our share of their earnings.

Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $17.9 million for the six months ended June 30, 2022, compared to $58.0 million for the six months ended June 30, 2021. The reduction in net income attributable to non-controlling interests was principally due to a change in our ownership interest of Concentra Group Holdings Parent. Since June 30, 2021, we have acquired substantially all of the outstanding membership interests of Concentra Group Holdings Parent. The reduction in net income attributable to non-controlling interests was also due to a decline in the net income of our less than wholly owned subsidiaries. Many of these subsidiaries were impacted by increases in labor costs during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Cash flows provided by operating activities	$363,026	$178,018
Cash flows used in investing activities	(88,245)	(114,094)
Cash flows used in financing activities	(48,349)	(43,565)
Net increase in cash and cash equivalents	226,432	20,359
Cash and cash equivalents at beginning of period	577,061	74,310
Cash and cash equivalents at end of period	$803,493	$94,669
Operating activities provided $178.0 million of cash flows for the six months ended June 30, 2022, compared to $363.0 million of cash flows for the six months ended June 30, 2021. The decrease in cash flows from operating activities was primarily due to a reduction in our operating income.
Our days sales outstanding was 53 days at June 30, 2022, compared to 52 days at December 31, 2021. Our days sales outstanding was 54 days at June 30, 2021, compared to 56 days at December 31, 2020. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $114.1 million of cash flows for the six months ended June 30, 2022. The principal uses of cash were $93.2 million for purchases of property and equipment and $26.2 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets of $5.3 million. Investing activities used $88.2 million of cash flows for the six months ended June 30, 2021. The principal uses of cash were $76.4 million for purchases of property and equipment and $21.3 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets of $9.5 million.
Financing activities used $43.6 million of cash flows for the six months ended June 30, 2022. The principal uses of cash were $178.6 million for repurchases of common stock, $32.8 million of dividend payments to common stockholders, and $18.7 million for distributions to and purchases of non-controlling interests. The cash outflows were offset in part by net borrowings under our revolving facility of $190.0 million. Financing activities used $48.3 million of cash flows for the six months ended June 30, 2021. The principal uses of cash were $29.2 million for distributions to and purchases of non-controlling interests and $16.9 million of dividend payments to common stockholders.

Capital Resources
Working capital.  We had a net working capital deficit of $20.7 million at June 30, 2022, compared to a net working capital deficit of $133.6 million at December 31, 2021. The reduction of the working capital deficit was primarily due to increases in our cash and cash equivalents and accounts receivable, as well as a reduction in our liability related to the payments we received under the Accelerated and Advance Payment Program.
Credit facilities. At June 30, 2022, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $11.3 million) and borrowings of $350.0 million under its revolving facility. At June 30, 2022, Select had $243.1 million of availability under its revolving facility after giving effect to $56.9 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2023, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the six months ended June 30, 2022, Holdings repurchased 7,567,433 shares at a cost of approximately $177.6 million, or $23.47 per share, which includes transaction costs. Since the inception of the program through June 30, 2022, Holdings has repurchased 47,919,061 shares at a cost of approximately $592.8 million, or $12.37 per share, which includes transaction costs.
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
Liquidity
The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of June 30, 2022, we had cash and cash equivalents of $94.7 million and $243.1 million of availability under the revolving facility after giving effect to $350.0 million of outstanding borrowings and $56.9 million of letters of credit.
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
Dividend
On August 2, 2022, our board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about September 2, 2022 to stockholders of record as of the close of business on August 16, 2022.
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
Effects of Inflation
The healthcare industry is labor intensive and the Company’s largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. We have recently experienced higher labor costs related to the current inflationary environment and competitive labor market. In addition, suppliers have passed along rising costs to us in the form of higher prices. We cannot predict our ability to pass along cost increases to our customers.
Recent Accounting Pronouncements
There were no new accounting standards issued between December 31, 2021, and June 30, 2022, which will have a material effect on the financial statements upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which generally bear interest rates that are indexed against LIBOR.
At June 30, 2022, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $11.3 million) and $350.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. As of June 30, 2022, the 1-month LIBOR rate was 1.79%. As of June 30, 2022, $103.4 million of our term loan borrowings are subject to variable interest rates.
As of June 30, 2022, each 0.25% increase in market interest rates will impact the interest expense on our variable rate debt by $1.1 million.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Inflation in the economy could negatively impact our business and results of operations.
Recently, inflation has increased throughout the U.S. economy. In an inflationary environment, we may experience increases in the prices of labor and other costs of doing business. Additionally, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2022.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2022	1,137,963	$23.04	1,137,963	$506,903,203
May 1 - May 31, 2022	2,376,593	22.89	2,332,964	453,480,845
June 1 - June 30, 2022	1,968,012	23.54	1,968,012	407,160,219
Total	5,482,568	$23.15	5,438,939	$407,160,219
_____________________________________________________________________________
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

Dated:  August 4, 2022