Form 10-Q
period 2022-09-30
SELECT MEDICAL HOLDINGS CORP
filed 2022-11-03
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2022, Select Medical Holdings Corporation had outstanding 126,983,615 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2021	September 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$74,310	$108,223
Accounts receivable	889,303	909,030
Prepaid income taxes	55,620	19,227
Other current assets	120,206	180,766
Total Current Assets	1,139,439	1,217,246
Operating lease right-of-use assets	1,078,754	1,129,872
Property and equipment, net	961,467	957,353
Goodwill	3,448,912	3,479,374
Identifiable intangible assets, net	374,879	358,411
Other assets	356,720	412,720
Total Assets	$7,360,171	$7,554,976
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$42,353	$33,262
Current operating lease liabilities	229,334	234,595
Current portion of long-term debt and notes payable	17,572	43,429
Accounts payable	233,844	207,413
Accrued payroll	247,292	252,041
Accrued vacation	144,048	147,763
Accrued interest	29,002	10,347
Accrued other	244,312	265,451
Government advances	83,790	942
Unearned government assistance	93	236
Income taxes payable	1,437	1,265
Total Current Liabilities	1,273,077	1,196,744
Non-current operating lease liabilities	916,540	967,758
Long-term debt, net of current portion	3,556,385	3,750,411
Non-current deferred tax liability	142,792	162,156
Other non-current liabilities	106,442	109,848
Total Liabilities	5,995,236	6,186,917
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	39,033	33,540
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 133,884,817 and 127,144,158 shares issued and outstanding at 2021 and 2022, respectively	134	127
Capital in excess of par	504,314	444,843
Retained earnings	593,251	570,069
Accumulated other comprehensive income	12,282	90,556
Total Stockholders’ Equity	1,109,981	1,105,595
Non-controlling interests	215,921	228,924
Total Equity	1,325,902	1,334,519
Total Liabilities and Equity	$7,360,171	$7,554,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	$1,534,221	$1,567,794	$4,644,704	$4,752,082
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,297,682	1,393,817	3,882,579	4,191,377
General and administrative	37,885	39,491	109,025	114,272
Depreciation and amortization	50,128	51,459	150,702	153,579
Total costs and expenses	1,385,695	1,484,767	4,142,306	4,459,228
Other operating income	1,729	8,440	133,837	23,565
Income from operations	150,255	91,467	636,235	316,419
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	11,452	8,084	33,180	19,648
Interest income	—	—	4,749	—
Interest expense	(33,825)	(45,204)	(102,115)	(121,770)
Income before income taxes	127,882	54,347	572,049	214,297
Income tax expense	27,665	16,221	138,410	53,983
Net income	100,217	38,126	433,639	160,314
Less: Net income attributable to non-controlling interests	23,289	10,960	81,271	28,824
Net income attributable to Select Medical Holdings Corporation	$76,928	$27,166	$352,368	$131,490
Earnings per common share (Note 13):
Basic and diluted	$0.57	$0.21	$2.61	$1.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
Net income	$100,217	$38,126	$433,639	$160,314
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cash flow hedge	(536)	31,079	6,212	82,726
Reclassification adjustment for losses (gains) included in net income	12	(4,485)	18	(4,452)
Net change, net of tax benefit (expense) of $182, $(8,865), $(2,166), and $(26,092)	(524)	26,594	6,230	78,274
Comprehensive income	99,693	64,720	439,869	238,588
Less: Comprehensive income attributable to non-controlling interests	23,289	10,960	81,271	28,824
Comprehensive income attributable to Select Medical Holdings Corporation	$76,404	$53,760	$358,598	$209,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2022

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902
Net income attributable to Select Medical Holdings Corporation				49,117		49,117		49,117
Net income attributable to non-controlling interests						—	4,891	4,891
Cash dividends declared for common stockholders ($0.125 per share)				(16,691)		(16,691)		(16,691)
Issuance of restricted stock	13	0	0			—		—
Vesting of restricted stock			8,288			8,288		8,288
Repurchase of common shares	(2,128)	(2)	(23,459)	(28,215)		(51,676)		(51,676)
Issuance of non-controlling interests			651			651	4,578	5,229
Non-controlling interests acquired in business combination, measurement period adjustment						—	12,463	12,463
Distributions to and purchases of non-controlling interests						—	(9,097)	(9,097)
Redemption value adjustment on non-controlling interests				(1,381)		(1,381)		(1,381)
Other comprehensive income					39,853	39,853		39,853
Other				(2)		(2)		(2)
Balance at March 31, 2022	131,769	$132	$489,794	$596,079	$52,135	$1,138,140	$228,756	$1,366,896
Net income attributable to Select Medical Holdings Corporation				55,207		55,207		55,207
Net income attributable to non-controlling interests						—	9,155	9,155
Cash dividends declared for common stockholders ($0.125 per share)				(16,108)		(16,108)		(16,108)
Issuance of restricted stock	211	0	0			—		—
Forfeitures of unvested restricted stock	(6)	0	0	3		3		3
Vesting of restricted stock			8,406			8,406		8,406
Repurchase of common shares	(5,483)	(6)	(56,965)	(69,976)		(126,947)		(126,947)
Issuance of non-controlling interests						—	1,725	1,725
Distributions to and purchases of non-controlling interests			534			534	(7,348)	(6,814)
Redemption value adjustment on non-controlling interests				355		355		355
Other comprehensive income					11,827	11,827		11,827
Other				(4)		(4)		(4)
Balance at June 30, 2022	126,491	$126	$441,769	$565,556	$63,962	$1,071,413	$232,288	$1,303,701
Net income attributable to Select Medical Holdings Corporation				27,166		27,166		27,166
Net income attributable to non-controlling interests						—	8,720	8,720
Cash dividends declared for common stockholders ($0.125 per share)				(15,893)		(15,893)		(15,893)
Issuance of restricted stock	1,228	1	(1)			—		—
Forfeitures of unvested restricted stock	(6)	0	0	3		3		3
Vesting of restricted stock			9,649			9,649		9,649
Repurchase of common shares	(569)	0	(6,574)	(8,417)		(14,991)		(14,991)
Issuance of non-controlling interests						—	142	142
Distributions to and purchases of non-controlling interests				(2,450)		(2,450)	(12,226)	(14,676)
Redemption value adjustment on non-controlling interests				4,108		4,108		4,108
Other comprehensive income					26,594	26,594		26,594
Other				(4)		(4)		(4)
Balance at September 30, 2022	127,144	$127	$444,843	$570,069	$90,556	$1,105,595	$228,924	$1,334,519
The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Nine Months Ended September 30, 2021

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973
Net income attributable to Select Medical Holdings Corporation				110,546		110,546		110,546
Net income attributable to non-controlling interests						—	17,042	17,042
Issuance of restricted stock	2	0	0			—		—
Forfeitures of unvested restricted stock	(14)	0	0			—		—
Vesting of restricted stock			6,173			6,173		6,173
Non-controlling interests acquired in business combination						—	8,193	8,193
Distributions to and purchases of non-controlling interests			(787)			(787)	(13,458)	(14,245)
Redemption value adjustment on non-controlling interests				(38,405)		(38,405)		(38,405)
Other comprehensive income					8,151	8,151		8,151
Other			(178)	(4)		(182)	371	189
Balance at March 31, 2021	134,838	$135	$514,336	$625,381	$6,124	$1,145,976	$204,641	$1,350,617
Net income attributable to Select Medical Holdings Corporation				164,894		164,894		164,894
Net income attributable to non-controlling interests						—	13,241	13,241
Cash dividends declared for common stockholders ($0.125 per share)				(16,876)		(16,876)		(16,876)
Issuance of restricted stock	211	0	0			—		—
Forfeitures of unvested restricted stock	(2)	0	0			—		—
Vesting of restricted stock			6,564			6,564		6,564
Repurchase of common shares	(42)	0	(707)	(903)		(1,610)		(1,610)
Issuance of non-controlling interests			(1,051)			(1,051)	6,739	5,688
Distributions to and purchases of non-controlling interests			(2,970)			(2,970)	(9,324)	(12,294)
Redemption value adjustment on non-controlling interests				(59,370)		(59,370)		(59,370)
Other comprehensive loss					(1,397)	(1,397)		(1,397)
Other				65		65	370	435
Balance at June 30, 2021	135,005	$135	$516,172	$713,191	$4,727	$1,234,225	$215,667	$1,449,892
Net income attributable to Select Medical Holdings Corporation				76,928		76,928		76,928
Net income attributable to non-controlling interests						—	10,709	10,709
Cash dividends declared for common stockholders ($0.125 per share)				(16,940)		(16,940)		(16,940)
Issuance of restricted stock	954	1	(1)			—		—
Forfeitures of unvested restricted stock	(2)	0	0			—		—
Vesting of restricted stock			7,659			7,659		7,659
Repurchase of common shares	(1,813)	(2)	(26,712)	(37,726)		(64,440)		(64,440)
Issuance of non-controlling interests			4,592			4,592	9,646	14,238
Distributions to and purchases of non-controlling interests						—	(18,278)	(18,278)
Redemption value adjustment on non-controlling interests				(96,000)		(96,000)		(96,000)
Other comprehensive loss					(524)	(524)		(524)
Other				(2)		(2)	370	368
Balance at September 30, 2021	134,144	$134	$501,710	$639,451	$4,203	$1,145,498	$218,114	$1,363,612
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2021	2022
Operating activities
Net income	$433,639	$160,314
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	27,772	16,892
Depreciation and amortization	150,702	153,579
Provision for expected credit losses	172	(41)
Equity in earnings of unconsolidated subsidiaries	(33,180)	(19,648)
Gain on sale or disposal of assets	(87)	(1,593)
Stock compensation expense	22,002	27,956
Amortization of debt discount, premium and issuance costs	1,655	1,696
Deferred income taxes	(11,965)	(7,080)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	645	(19,686)
Other current assets	(1,822)	2,923
Other assets	(3,124)	9,650
Accounts payable	22,914	(22,185)
Accrued expenses	84,796	15,989
Government advances	(165,470)	(82,848)
Unearned government assistance	(80,193)	143
Income taxes	13,524	36,220
Net cash provided by operating activities	461,980	272,281
Investing activities
Business combinations, net of cash acquired	(26,830)	(22,027)
Purchases of property and equipment	(125,386)	(135,119)
Investment in businesses	(16,367)	(17,323)
Proceeds from sale of assets	11,257	5,364
Net cash used in investing activities	(157,326)	(169,105)
Financing activities
Borrowings on revolving facilities	—	845,000
Payments on revolving facilities	—	(625,000)
Borrowings of other debt	19,515	20,866
Principal payments on other debt	(22,910)	(25,165)
Dividends paid to common stockholders	(33,816)	(48,692)
Repurchase of common stock	(66,050)	(193,614)
Decrease in overdrafts	—	(9,091)
Proceeds from issuance of non-controlling interests	19,926	7,096
Distributions to and purchases of non-controlling interests	(50,397)	(40,663)
Net cash used in financing activities	(133,732)	(69,263)
Net increase in cash and cash equivalents	170,922	33,913
Cash and cash equivalents at beginning of period	577,061	74,310
Cash and cash equivalents at end of period	$747,983	$108,223
Supplemental information
Cash paid for interest, excluding amounts received of $6,232 under interest rate cash flow hedge for the nine months ended September 30, 2022	$118,570	$143,455
Cash paid for taxes	136,857	24,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of September 30, 2022, and for the three and nine month periods ended September 30, 2021 and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 15% and 17% of the Company’s accounts receivable is due from Medicare at December 31, 2021 and September 30, 2022, respectively.

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
The changes in redeemable non-controlling interests are as follows:

	Nine Months Ended September 30,
	2021	2022
	(in thousands)
Balance as of January 1	$398,171	$39,033
Net income attributable to redeemable non-controlling interests	9,626	1,918
Distributions to and purchases of redeemable non-controlling interests	(614)	(1,198)
Redemption value adjustment on redeemable non-controlling interests	38,405	1,381
Other	343	536
Balance as of March 31	$445,931	$41,670
Net income attributable to redeemable non-controlling interests	18,073	1,900
Distributions to and purchases of redeemable non-controlling interests	(1,987)	(1,553)
Redemption value adjustment on redeemable non-controlling interests	59,370	(355)
Other	165	535
Balance as of June 30	$521,552	$42,197
Net income attributable to redeemable non-controlling interests	12,580	2,240
Distributions to and purchases of redeemable non-controlling interests	(2,967)	(7,325)
Redemption value adjustment on redeemable non-controlling interests	96,000	(4,108)
Other	165	536
Balance as of September 30	$627,330	$33,540
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
As of December 31, 2021, and September 30, 2022, the total assets of the Company’s variable interest entities were $225.1 million and $264.0 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2021, and September 30, 2022, the total liabilities of the Company’s variable interest entities were $74.8 million and $87.3 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $150.3 million and $179.8 million as of December 31, 2021, and September 30, 2022, respectively. These intercompany balances are eliminated in consolidation.

6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties.
The Company’s total lease cost is as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$71,647	$1,791	$73,438	$73,795	$1,810	$75,605
Finance lease cost:
Amortization of right-of-use assets	156	—	156	381	—	381
Interest on lease liabilities	270	—	270	335	—	335
Short-term lease cost	—	—	—	24	—	24
Variable lease cost	13,147	141	13,288	14,855	141	14,996
Sublease income	(2,253)	—	(2,253)	(1,963)	—	(1,963)
Total lease cost	$82,967	$1,932	$84,899	$87,427	$1,951	$89,378

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$212,500	$5,388	$217,888	$221,726	$5,428	$227,154
Finance lease cost:
Amortization of right-of-use assets	296	—	296	1,105	—	1,105
Interest on lease liabilities	775	—	775	1,011	—	1,011
Short-term lease cost	—	—	—	74	—	74
Variable lease cost	39,242	285	39,527	42,917	321	43,238
Sublease income	(6,716)	—	(6,716)	(5,869)	—	(5,869)
Total lease cost	$246,097	$5,673	$251,770	$260,964	$5,749	$266,713
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2021	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$219,754	$232,472
Operating cash flows for finance leases	775	1,011
Financing cash flows for finance leases	273	1,086
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$215,568	$240,185
Finance leases	436	495

Supplemental balance sheet information related to leases is as follows:

	December 31, 2021			September 30, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating Leases
Operating lease right-of-use assets	$1,052,603	$26,151	$1,078,754	$1,108,127	$21,745	$1,129,872

Current operating lease liabilities	$222,865	$6,469	$229,334	$230,433	$4,162	$234,595
Non-current operating lease liabilities	894,104	22,436	916,540	947,828	19,930	967,758
Total operating lease liabilities	$1,116,969	$28,905	$1,145,874	$1,178,261	$24,092	$1,202,353

	December 31, 2021			September 30, 2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Finance Leases
Property and equipment, net	$8,505	$—	$8,505	$7,947	$—	$7,947

Current portion of long-term debt and notes payable	$1,404	$—	$1,404	$1,593	$—	$1,593
Long-term debt, net of current portion	16,679	—	16,679	15,898	—	15,898
Total finance lease liabilities	$18,083	$—	$18,083	$17,491	$—	$17,491
The weighted average remaining lease terms and discount rates are as follows:

	December 31, 2021	September 30, 2022
Weighted average remaining lease term (in years):
Operating leases	7.8	7.7
Finance leases	24.7	24.6
Weighted average discount rate:
Operating leases	5.6%	5.7%
Finance leases	7.4%	7.4%
As of September 30, 2022, maturities of lease liabilities are approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022 (remainder of year)	$76,457	$708
2023	284,911	2,868
2024	246,800	2,505
2025	203,253	2,227
2026	170,756	2,157
Thereafter	583,337	28,300
Total undiscounted cash flows	1,565,514	38,765
Less: Imputed interest	363,161	21,274
Total discounted lease liabilities	$1,202,353	$17,491

7.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2022:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2021	$1,131,440	$442,155	$654,125	$1,221,192	$3,448,912
Acquisition of businesses	6,505	—	6,779	3,927	17,211
Measurement period adjustment	13,251	—	—	—	13,251
Balance as of September 30, 2022	$1,151,196	$442,155	$660,904	$1,225,119	$3,479,374
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2021			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	21,478	—	21,478	22,999	—	22,999
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	304,289	(141,111)	163,178	309,109	(162,875)	146,234
Non-compete agreements	36,746	(15,095)	21,651	38,434	(17,828)	20,606
Total identifiable intangible assets	$536,085	$(161,206)	$374,879	$544,114	$(185,703)	$358,411
The Company’s accreditations and trademarks have renewal terms, and the costs to renew these intangible assets are expensed as incurred. At September 30, 2022, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 7.0 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $7.4 million and $7.7 million for the three months ended September 30, 2021 and 2022, respectively. Amortization expense was $21.8 million and $23.0 million for the nine months ended September 30, 2021 and 2022, respectively.

8.     Long-Term Debt and Notes Payable
As of September 30, 2022, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$23,082	$(11,706)	$1,236,376	$1,150,300
Credit facilities:
Revolving facility	380,000	—	—	380,000	378,575
Term loan	2,103,437	(4,883)	(5,323)	2,093,231	2,035,075
Other debt, including finance leases	84,387	—	(154)	84,233	84,233
Total debt	$3,792,824	$18,199	$(17,183)	$3,793,840	$3,648,183
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$—	$1,225,000	$—	$1,225,000
Credit facilities:
Revolving facility	—	—	380,000	—	—	—	380,000
Term loan	—	4,757	11,150	2,087,530	—	—	2,103,437
Other debt, including finance leases	6,890	36,409	26,177	1,940	1,307	11,664	84,387
Total debt	$6,890	$41,166	$417,327	$2,089,470	$1,226,307	$11,664	$3,792,824
As of December 31, 2021, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$27,635	$(13,951)	$1,238,684	$1,297,104
Credit facilities:
Revolving facility	160,000	—	—	160,000	159,400
Term loan	2,103,437	(6,386)	(6,961)	2,090,090	2,087,661
Other debt, including finance leases	85,398	—	(215)	85,183	85,183
Total debt	$3,573,835	$21,249	$(21,127)	$3,573,957	$3,629,348
9.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan, which bears interest at a rate that is indexed to one-month LIBOR. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the one-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and is effective through September 30, 2024. The Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% of the notional amount, or approximately $1.8 million.
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

The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Nine Months Ended September 30,
	2021	2022
	(in thousands)
Balance as of January 1	$(2,027)	$12,282
Gain on interest rate cap cash flow hedge	8,151	39,814
Amounts reclassified from accumulated other comprehensive income	—	39
Balance as of March 31	$6,124	$52,135
Gain (loss) on interest rate cap cash flow hedge	(1,403)	11,833
Amounts reclassified from accumulated other comprehensive income	6	(6)
Balance as of June 30	$4,727	$63,962
Gain (loss) on interest rate cap cash flow hedge	(536)	31,079
Amounts reclassified from accumulated other comprehensive income	12	(4,485)
Balance as of September 30	$4,203	$90,556
The effects on net income of amounts reclassified from accumulated other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations	2021	2022	2021	2022
	(in thousands)
Gains (losses) included in interest expense	$(16)	$5,980	$(23)	$5,936
Income tax benefit (expense)	4	(1,495)	5	(1,484)
Amounts reclassified from accumulated other comprehensive income	$(12)	$4,485	$(18)	$4,452
The Company expects that approximately $63.5 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2021	September 30, 2022
Asset:			(in thousands)
Interest rate cap contract, current portion	Other current assets	Level 2	$—	$63,192
Interest rate cap contract, non-current portion	Other assets	Level 2	18,055	59,993
Liability:
Interest rate cap contract, current portion	Accrued other	Level 2	$330	$—

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

		December 31, 2021		September 30, 2022
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,238,684	$1,297,104	$1,236,376	$1,150,300
Credit facilities:
Revolving facility	Level 2	160,000	159,400	380,000	378,575
Term loan	Level 2	2,090,090	2,087,661	2,093,231	2,035,075
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(in thousands)
Revenue:
Critical illness recovery hospital	$530,646	$524,584	$1,669,577	$1,672,247
Rehabilitation hospital	212,434	229,387	632,904	678,908
Outpatient rehabilitation	274,540	284,993	806,910	844,191
Concentra	442,190	444,576	1,321,402	1,309,356
Other	74,411	84,254	213,911	247,380
Total Company	$1,534,221	$1,567,794	$4,644,704	$4,752,082
Adjusted EBITDA:
Critical illness recovery hospital	$57,245	$11,013	$243,421	$66,999
Rehabilitation hospital	44,076	49,772	145,378	141,996
Outpatient rehabilitation	38,762	25,715	110,724	85,912
Concentra(1)	99,832	90,025	318,907	272,101
Other(1)	(31,338)	(23,412)	(9,491)	(69,054)
Total Company	$208,577	$153,113	$808,939	$497,954
Total assets:
Critical illness recovery hospital	$2,181,405	$2,368,968	$2,181,405	$2,368,968
Rehabilitation hospital	1,191,093	1,189,486	1,191,093	1,189,486
Outpatient rehabilitation	1,339,452	1,377,010	1,339,452	1,377,010
Concentra	2,609,361	2,309,392	2,609,361	2,309,392
Other	578,162	310,120	578,162	310,120
Total Company	$7,899,473	$7,554,976	$7,899,473	$7,554,976
Purchases of property and equipment:
Critical illness recovery hospital	$12,365	$21,534	$43,249	$60,631
Rehabilitation hospital	4,366	392	8,288	11,487
Outpatient rehabilitation	9,481	10,098	24,264	28,826
Concentra	11,353	9,074	31,624	28,030
Other	11,379	844	17,961	6,145
Total Company	$48,944	$41,942	$125,386	$135,119
_______________________________________________________________________________
(1)    For the three and nine months ended September 30, 2022 and 2021, Adjusted EBITDA includes other operating income related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to the coronavirus disease 2019 (“COVID-19”).
Adjusted EBITDA for the Concentra segment includes $1.6 million and $33.8 million of this income for the three and nine months ended September 30, 2021, respectively.
Adjusted EBITDA for the Company’s other activities includes $0.1 million and $8.1 million of this income for the three months ended September 30, 2021 and 2022, respectively, and $82.0 million and $23.2 million for the nine months ended September 30, 2021 and 2022, respectively.

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$57,245	$44,076	$38,762	$99,832	$(31,338)
Depreciation and amortization	(12,972)	(6,869)	(7,319)	(20,419)	(2,549)
Stock compensation expense	—	—	—	(535)	(7,659)
Income (loss) from operations	$44,273	$37,207	$31,443	$78,878	$(41,546)	$150,255
Equity in earnings of unconsolidated subsidiaries						11,452
Interest expense						(33,825)
Income before income taxes						$127,882

	Three Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$11,013	$49,772	$25,715	$90,025	$(23,412)
Depreciation and amortization	(16,055)	(6,994)	(8,157)	(17,781)	(2,472)
Stock compensation expense	—	—	—	(535)	(9,652)
Income (loss) from operations	$(5,042)	$42,778	$17,558	$71,709	$(35,536)	$91,467
Equity in earnings of unconsolidated subsidiaries						8,084
Interest expense						(45,204)
Income before income taxes						$54,347

	Nine Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$243,421	$145,378	$110,724	$318,907	$(9,491)
Depreciation and amortization	(38,958)	(20,868)	(21,855)	(61,547)	(7,474)
Stock compensation expense	—	—	—	(1,606)	(20,396)
Income (loss) from operations	$204,463	$124,510	$88,869	$255,754	$(37,361)	$636,235
Equity in earnings of unconsolidated subsidiaries						33,180
Interest income						4,749
Interest expense						(102,115)
Income before income taxes						$572,049

	Nine Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$66,999	$141,996	$85,912	$272,101	$(69,054)
Depreciation and amortization	(45,276)	(20,971)	(24,316)	(55,323)	(7,693)
Stock compensation expense	—	—	—	(1,606)	(26,350)
Income (loss) from operations	$21,723	$121,025	$61,596	$215,172	$(103,097)	$316,419
Equity in earnings of unconsolidated subsidiaries						19,648
Interest expense						(121,770)
Income before income taxes						$214,297

12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and nine months ended September 30, 2021 and 2022:

	Three Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$201,337	$105,512	$45,779	$322	$—	$352,950
Non-Medicare	324,857	96,326	210,877	440,145	—	1,072,205
Total patient services revenues	526,194	201,838	256,656	440,467	—	1,425,155
Other revenue	4,452	10,596	17,884	1,723	74,411	109,066
Total revenue	$530,646	$212,434	$274,540	$442,190	$74,411	$1,534,221

	Three Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$201,558	$106,584	$45,193	$205	$—	$353,540
Non-Medicare	320,896	111,509	221,275	443,040	—	1,096,720
Total patient services revenues	522,454	218,093	266,468	443,245	—	1,450,260
Other revenue	2,130	11,294	18,525	1,331	84,254	117,534
Total revenue	$524,584	$229,387	$284,993	$444,576	$84,254	$1,567,794

	Nine Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$634,675	$311,752	$127,361	$847	$—	$1,074,635
Non-Medicare	1,026,938	290,111	629,589	1,314,924	—	3,261,562
Total patient services revenues	1,661,613	601,863	756,950	1,315,771	—	4,336,197
Other revenue	7,964	31,041	49,960	5,631	213,911	308,507
Total revenue	$1,669,577	$632,904	$806,910	$1,321,402	$213,911	$4,644,704

	Nine Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$634,225	$314,635	$131,530	$577	$—	$1,080,967
Non-Medicare	1,031,000	331,652	660,345	1,304,865	—	3,327,862
Total patient services revenues	1,665,225	646,287	791,875	1,305,442	—	4,408,829
Other revenue	7,022	32,621	52,316	3,914	247,380	343,253
Total revenue	$1,672,247	$678,908	$844,191	$1,309,356	$247,380	$4,752,082

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and nine months ended September 30, 2021 and 2022.
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

	Basic and Diluted EPS		Basic and Diluted EPS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(in thousands)
Net income	$100,217	$38,126	$433,639	$160,314
Less: net income attributable to non-controlling interests	23,289	10,960	81,271	28,824
Net income attributable to the Company	76,928	27,166	352,368	131,490
Less: Distributed and undistributed income attributable to participating securities	2,550	992	11,781	4,588
Distributed and undistributed income attributable to common shares	$74,378	$26,174	$340,587	$126,902
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended September 30,
	2021			2022
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$74,378	130,594	$0.57	$26,174	122,193	$0.21
Participating securities	2,550	4,477	$0.57	992	4,631	$0.21
Total Company	$76,928			$27,166

	Nine Months Ended September 30,
	2021			2022
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$340,587	130,441	$2.61	$126,902	125,341	$1.01
Participating securities	11,781	4,512	$2.61	4,588	4,532	$1.01
Total Company	$352,368			$131,490
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

15.     Subsequent Event
On November 2, 2022, the Company’s board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about November 29, 2022, to stockholders of record as of the close of business on November 16, 2022.

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
•an inflationary environment could cause us to experience increases in the prices of labor and other costs of doing business resulting in a negative impact on our business, operating results, cash flows, and financial condition;
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

•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and
•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, as such risk factors may be updated from time to time in our periodic filings with the SEC.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of September 30, 2022, we had operations in 46 states and the District of Columbia. We operated 105 critical illness recovery hospitals in 28 states, 31 rehabilitation hospitals in 12 states, and 1,933 outpatient rehabilitation clinics in 39 states and the District of Columbia. Concentra operated 519 occupational health centers in 41 states as of September 30, 2022. Concentra also provides contract services at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $4,752.1 million for the nine months ended September 30, 2022. Of this total, we earned approximately 35% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(in thousands)
Net income	$100,217	$38,126	$433,639	$160,314
Income tax expense	27,665	16,221	138,410	53,983
Interest expense	33,825	45,204	102,115	121,770
Interest income	—	—	(4,749)	—
Equity in earnings of unconsolidated subsidiaries	(11,452)	(8,084)	(33,180)	(19,648)
Income from operations	150,255	91,467	636,235	316,419
Stock compensation expense:
Included in general and administrative	6,457	8,000	17,537	21,995
Included in cost of services	1,737	2,187	4,465	5,961
Depreciation and amortization	50,128	51,459	150,702	153,579
Adjusted EBITDA	$208,577	$153,113	$808,939	$497,954

Effects of the COVID-19 Pandemic on our Results of Operations
We have provided revenue and certain operating statistics below for each of our segments for the three and nine months ended September 30, 2022 and 2021, as well as the comparable pre-COVID-19 pandemic period in 2019. We believe this additional data provides insight into how each segment has performed in comparison to the year prior to the widespread emergence of COVID-19 in the United States. The effects of changes in the business environment following the COVID-19 pandemic, including the duration and extent of disruption on our operations, continues to create uncertainties about our future operating results and financial condition. Please refer to the risk factors in Item 1A and the section titled “Effects of the COVID-19 Pandemic on our Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion.

	Critical Illness Recovery Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals(1)
	2019	2021	2022	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$457,534	$594,872	$601,755	258,129	293,118	289,217	71%	75%	71%	96	99	105
Three Months Ended June 30	461,143	544,059	545,908	262,860	272,981	273,133	69%	69%	67%	99	99	105
Three Months Ended September 30	462,892	530,646	524,584	258,089	272,454	278,137	67%	68%	67%	99	100	105
Nine Months Ended September 30	$1,381,569	$1,669,577	$1,672,247	779,078	838,553	840,487	69%	70%	68%	99	100	105

	Rehabilitation Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals(1)
	2019	2021	2022	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$154,558	$207,804	$220,634	82,816	102,439	103,802	76%	84%	84%	18	20	20
Three Months Ended June 30	160,374	212,666	228,887	86,525	104,948	108,812	75%	85%	86%	19	20	20
Three Months Ended September 30	173,369	212,434	229,387	89,454	102,953	109,076	75%	82%	85%	19	20	20
Nine Months Ended September 30	$488,301	$632,904	$678,908	258,795	310,340	321,690	75%	84%	85%	19	20	20

	Outpatient Rehabilitation

	Revenue			Visits			Working Days(2)
	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$246,905	$251,961	$271,940	2,054,483	2,100,154	2,310,086	63	63	64
Three Months Ended June 30	261,891	280,409	287,258	2,203,505	2,404,861	2,450,912	64	64	64
Three Months Ended September 30	265,330	274,540	284,993	2,204,328	2,347,070	2,404,868	64	64	64
Nine Months Ended September 30	$774,126	$806,910	$844,191	6,462,316	6,852,085	7,165,866	191	191	192

	Concentra

	Revenue			Visits			Working Days(2)
	2019	2021	2022	2019	2021	2022	2019	2021	2022
	(in thousands)
Three Months Ended March 31	$396,321	$422,840	$423,423	2,911,607	2,795,574	3,116,898	63	63	64
Three Months Ended June 30	413,451	456,372	441,357	3,103,089	3,030,078	3,214,512	64	64	64
Three Months Ended September 30	421,900	442,190	444,576	3,150,903	3,223,631	3,273,031	64	64	64
Nine Months Ended September 30	$1,231,672	$1,321,402	$1,309,356	9,165,599	9,049,283	9,604,441	191	191	192

________________________________________________________________________
(1)    Represents the number of hospitals included in our consolidated financial results at the end of each period presented and does not include the managed hospitals in which we have a minority ownership interest.
(2)    Represents the number of days in which normal business operations were conducted during the periods presented.
Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures for the three and nine months ended September 30, 2021 and 2022. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above, as well as the operating statistics data for each segment for the three and nine months ended September 30, 2021 and 2022.
Other Significant Events
Dividend Payments
On February 17, 2022, May 5, 2022, and August 2, 2022, our board of directors declared a cash dividend of $0.125 per share. On March 16, 2022, June 1, 2022, and September 2, 2022, cash dividends totaling $16.7 million, $16.1 million, and $15.9 million, respectively, were paid.

Summary Financial Results
Three Months Ended September 30, 2022
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$524,584	$229,387	$284,993	$444,576	$84,254	$1,567,794
Operating expenses	(513,691)	(179,856)	(259,278)	(355,086)	(125,397)	(1,433,308)
Depreciation and amortization	(16,055)	(6,994)	(8,157)	(17,781)	(2,472)	(51,459)
Other operating income	120	241	—	—	8,079	8,440
Income (loss) from operations	$(5,042)	$42,778	$17,558	$71,709	$(35,536)	$91,467
Depreciation and amortization	16,055	6,994	8,157	17,781	2,472	51,459
Stock compensation expense	—	—	—	535	9,652	10,187
Adjusted EBITDA	$11,013	$49,772	$25,715	$90,025	$(23,412)	$153,113
Adjusted EBITDA margin	2.1%	21.7%	9.0%	20.2%	N/M	9.8%

	Three Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$530,646	$212,434	$274,540	$442,190	$74,411	$1,534,221
Operating expenses	(473,401)	(168,358)	(235,778)	(344,529)	(113,501)	(1,335,567)
Depreciation and amortization	(12,972)	(6,869)	(7,319)	(20,419)	(2,549)	(50,128)
Other operating income	—	—	—	1,636	93	1,729
Income (loss) from operations	$44,273	$37,207	$31,443	$78,878	$(41,546)	$150,255
Depreciation and amortization	12,972	6,869	7,319	20,419	2,549	50,128
Stock compensation expense	—	—	—	535	7,659	8,194
Adjusted EBITDA	$57,245	$44,076	$38,762	$99,832	$(31,338)	$208,577
Adjusted EBITDA margin	10.8%	20.7%	14.1%	22.6%	N/M	13.6%
Net income was $38.1 million for the three months ended September 30, 2022, compared to $100.2 million for the three months ended September 30, 2021.
The following table summarizes changes in segment performance measures for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	(1.1)%	8.0%	3.8%	0.5%	13.2%	2.2%
Change in income from operations	(111.4)%	15.0%	(44.2)%	(9.1)%	N/M	(39.1)%
Change in Adjusted EBITDA	(80.8)%	12.9%	(33.7)%	(9.8)%	N/M	(26.6)%
_______________________________________________________________________________
N/M —     Not meaningful.

Nine Months Ended September 30, 2022
The following tables reconcile our segment performance measures to our consolidated operating results:

	Nine Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,672,247	$678,908	$844,191	$1,309,356	$247,380	$4,752,082
Operating expenses	(1,605,368)	(537,153)	(758,279)	(1,038,842)	(366,007)	(4,305,649)
Depreciation and amortization	(45,276)	(20,971)	(24,316)	(55,323)	(7,693)	(153,579)
Other operating income (expense)	120	241	—	(19)	23,223	23,565
Income (loss) from operations	$21,723	$121,025	$61,596	$215,172	$(103,097)	$316,419
Depreciation and amortization	45,276	20,971	24,316	55,323	7,693	153,579
Stock compensation expense	—	—	—	1,606	26,350	27,956
Adjusted EBITDA	$66,999	$141,996	$85,912	$272,101	$(69,054)	$497,954
Adjusted EBITDA margin	4.0%	20.9%	10.2%	20.8%	N/M	10.5%

	Nine Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,669,577	$632,904	$806,910	$1,321,402	$213,911	$4,644,704
Operating expenses	(1,444,043)	(487,526)	(696,186)	(1,038,053)	(325,796)	(3,991,604)
Depreciation and amortization	(38,958)	(20,868)	(21,855)	(61,547)	(7,474)	(150,702)
Other operating income	17,887	—	—	33,952	81,998	133,837
Income (loss) from operations	$204,463	$124,510	$88,869	$255,754	$(37,361)	$636,235
Depreciation and amortization	38,958	20,868	21,855	61,547	7,474	150,702
Stock compensation expense	—	—	—	1,606	20,396	22,002
Adjusted EBITDA	$243,421	$145,378	$110,724	$318,907	$(9,491)	$808,939
Adjusted EBITDA margin	14.6%	23.0%	13.7%	24.1%	N/M	17.4%
Net income was $160.3 million for the nine months ended September 30, 2022, compared to $433.6 million for the nine months ended September 30, 2021.
The following table summarizes the changes in our segment performance measures for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	0.2%	7.3%	4.6%	(0.9)%	15.6%	2.3%
Change in income from operations	(89.4)%	(2.8)%	(30.7)%	(15.9)%	N/M	(50.3)%
Change in Adjusted EBITDA	(72.5)%	(2.3)%	(22.4)%	(14.7)%	N/M	(38.4)%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 23% of our revenue for the nine months ended September 30, 2022, and for the year ended December 31, 2021.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, October 23, 2020, January 21, 2021, April 21, 2021, July 20, 2021, October 18, 2021, January 16, 2022, April 16, 2022, July 15, 2022, and October 13, 2022. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
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
Fiscal Year 2023. On August 10, 2022, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). The standard federal rate for fiscal year 2023 is $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 includes a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also includes an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends during fiscal year 2023, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $38,859, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
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

In the calendar year 2023 physician fee schedule proposed rule, CMS announced that it calculated the proposed payment rates for the physician fee schedule as if the 3% payment increase in calendar year 2022 from the Protecting Medicare and American Farmers from Sequester Cuts Act was never applied. The statute stated that the 3% payment increase for 2022 shall not be taken into account in determining the payment rates for subsequent years. As a result, physician fee schedule payments are expected to decrease in 2023, unless Congress provides additional funding for a payment increase as it has done the prior two years. CMS stated in the proposed rule that it expects that its proposed policies for 2023 would result in a 1% decrease in Medicare payments for the therapy specialty. The calendar year 2023 proposed rule also includes further development of MVPs. First, CMS proposed revisions to the first set of seven MVPs that it adopted in the calendar year 2022 final rule. CMS would remove certain improvement activities from these seven MVPs and add other quality measures that participants in these MVPs could choose to report data on. In addition, CMS proposed to add five new MVPs. If finalized, these new MVPs would be available for voluntary reporting for the calendar year 2023 performance period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	99	105	99	104
Number of hospitals acquired	1	—	1	2
Number of hospital start-ups	—	—	—	1
Number of hospitals closed/sold	—	—	—	(2)
Number of consolidated hospitals—end of period(1)	100	105	100	105
Available licensed beds(3)	4,369	4,509	4,369	4,509
Admissions(3)(4)	9,250	9,056	28,135	27,319
Patient days(3)(5)	272,454	278,137	838,553	840,487
Average length of stay (days)(3)(6)	30	31	30	31
Revenue per patient day(3)(7)	$1,931	$1,878	$1,982	$1,981
Occupancy rate(3)(8)	68%	67%	70%	68%
Percent patient days—Medicare(3)(9)	39%	40%	39%	39%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	20	20	19	20
Number of hospitals acquired	—	—	1	—
Number of hospital start-ups	—	—	—	—
Number of hospitals closed/sold	—	—	—	—
Number of consolidated hospitals—end of period(1)	20	20	20	20
Number of unconsolidated hospitals managed—end of period(2)	10	11	10	11
Total number of hospitals (all)—end of period	30	31	30	31
Available licensed beds(3)	1,361	1,391	1,361	1,391
Admissions(3)(4)	7,243	7,517	21,734	22,149
Patient days(3)(5)	102,953	109,076	310,340	321,690
Average length of stay (days)(3)(6)	14	15	14	15
Revenue per patient day(3)(7)	$1,881	$1,931	$1,861	$1,934
Occupancy rate(3)(8)	82%	85%	84%	85%
Percent patient days—Medicare(3)(9)	50%	48%	50%	48%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,528	1,599	1,503	1,572
Number of clinics acquired	5	6	17	16
Number of clinic start-ups	15	9	37	34
Number of clinics closed/sold	(6)	(5)	(15)	(13)
Number of consolidated clinics—end of period	1,542	1,609	1,542	1,609
Number of unconsolidated clinics managed—end of period	308	324	308	324
Total number of clinics (all)—end of period	1,850	1,933	1,850	1,933
Number of visits(3)(10)	2,347,070	2,404,868	6,852,085	7,165,866
Revenue per visit(3)(11)	$102	$103	$103	$103

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Concentra data:
Number of consolidated centers—start of period	518	518	517	518
Number of centers acquired	—	—	3	3
Number of center start-ups	2	1	2	1
Number of centers closed/sold	(1)	—	(3)	(3)
Number of consolidated centers—end of period	519	519	519	519
Number of onsite clinics operated—end of period	135	147	135	147
Number of visits(3)(10)	3,223,631	3,273,031	9,049,283	9,604,441
Revenue per visit(3)(11)	$124	$128	$125	$127
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	84.6	88.9	83.6	88.2
General and administrative	2.5	2.5	2.3	2.4
Depreciation and amortization	3.2	3.3	3.3	3.2
Total costs and expenses	90.3	94.7	89.2	93.8
Other operating income	0.1	0.5	2.9	0.5
Income from operations	9.8	5.8	13.7	6.7
Equity in earnings of unconsolidated subsidiaries	0.7	0.6	0.7	0.4
Interest income	—	—	0.1	—
Interest expense	(2.2)	(2.9)	(2.2)	(2.6)
Income before income taxes	8.3	3.5	12.3	4.5
Income tax expense	1.8	1.1	3.0	1.1
Net income	6.5	2.4	9.3	3.4
Net income attributable to non-controlling interests	1.5	0.7	1.7	0.6
Net income attributable to Select Medical Holdings Corporation	5.0%	1.7%	7.6%	2.8%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2022	% Change	2021	2022	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$530,646	$524,584	(1.1)%	$1,669,577	$1,672,247	0.2%
Rehabilitation hospital	212,434	229,387	8.0	632,904	678,908	7.3
Outpatient rehabilitation	274,540	284,993	3.8	806,910	844,191	4.6
Concentra	442,190	444,576	0.5	1,321,402	1,309,356	(0.9)
Other(1)	74,411	84,254	13.2	213,911	247,380	15.6
Total Company	$1,534,221	$1,567,794	2.2%	$4,644,704	$4,752,082	2.3%
Income (loss) from operations:(2)
Critical illness recovery hospital	$44,273	$(5,042)	(111.4)%	$204,463	$21,723	(89.4)%
Rehabilitation hospital	37,207	42,778	15.0	124,510	121,025	(2.8)
Outpatient rehabilitation	31,443	17,558	(44.2)	88,869	61,596	(30.7)
Concentra	78,878	71,709	(9.1)	255,754	215,172	(15.9)
Other(1)	(41,546)	(35,536)	N/M	(37,361)	(103,097)	N/M
Total Company	$150,255	$91,467	(39.1)%	$636,235	$316,419	(50.3)%
Adjusted EBITDA:(2)
Critical illness recovery hospital	$57,245	$11,013	(80.8)%	$243,421	$66,999	(72.5)%
Rehabilitation hospital	44,076	49,772	12.9	145,378	141,996	(2.3)
Outpatient rehabilitation	38,762	25,715	(33.7)	110,724	85,912	(22.4)
Concentra	99,832	90,025	(9.8)	318,907	272,101	(14.7)
Other(1)	(31,338)	(23,412)	N/M	(9,491)	(69,054)	N/M
Total Company	$208,577	$153,113	(26.6)%	$808,939	$497,954	(38.4)%
Adjusted EBITDA margins:(2)
Critical illness recovery hospital	10.8%	2.1%		14.6%	4.0%
Rehabilitation hospital	20.7	21.7		23.0	20.9
Outpatient rehabilitation	14.1	9.0		13.7	10.2
Concentra	22.6	20.2		24.1	20.8
Other(1)	N/M	N/M		N/M	N/M
Total Company	13.6%	9.8%		17.4%	10.5%
Total assets:
Critical illness recovery hospital	$2,181,405	$2,368,968		$2,181,405	$2,368,968
Rehabilitation hospital	1,191,093	1,189,486		1,191,093	1,189,486
Outpatient rehabilitation	1,339,452	1,377,010		1,339,452	1,377,010
Concentra	2,609,361	2,309,392		2,609,361	2,309,392
Other(1)	578,162	310,120		578,162	310,120
Total Company	$7,899,473	$7,554,976		$7,899,473	$7,554,976
Purchases of property and equipment:
Critical illness recovery hospital	$12,365	$21,534		$43,249	$60,631
Rehabilitation hospital	4,366	392		8,288	11,487
Outpatient rehabilitation	9,481	10,098		24,264	28,826
Concentra	11,353	9,074		31,624	28,030
Other(1)	11,379	844		17,961	6,145
Total Company	$48,944	$41,942		$125,386	$135,119
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)    During the three months ended September 30, 2022 and 2021, we recognized other operating income of $8.4 million and $1.7 million, respectively. During the nine months ended September 30, 2022 and 2021, we recognized other operating income of $23.6 million and $133.8 million, respectively. The impact of this income on the operating results of our segments is outlined within the tables presented under “Summary Financial Results” for the three and nine months ended September 30, 2022 and 2021.
N/M — Not meaningful.

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
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
Revenue
Our revenue increased 2.2% to $1,567.8 million for the three months ended September 30, 2022, compared to $1,534.2 million for the three months ended September 30, 2021.
Critical Illness Recovery Hospital Segment.    Revenue was $524.6 million for the three months ended September 30, 2022, compared to $530.6 million for the three months ended September 30, 2021. The decline in revenue was caused by a decrease in our revenue per patient day, which was $1,878 for the three months ended September 30, 2022, compared to $1,931 for the three months ended September 30, 2021. The decline in revenue per patient day was due to a decline in patient acuity, as well as the reinstatement of the 2.0% cut to Medicare payments due to sequestration. Our patient days increased 2.1% to 278,137 days for the three months ended September 30, 2022, compared to 272,454 days for the three months ended September 30, 2021. We had 258,089 patient days during the three months ended September 30, 2019. Occupancy in our critical illness recovery hospitals was 67%, 68%, and 67% for the three months ended September 30, 2022, 2021, and 2019, respectively.
Rehabilitation Hospital Segment.    Revenue increased 8.0% to $229.4 million for the three months ended September 30, 2022, compared to $212.4 million for the three months ended September 30, 2021. The increase in revenue was principally due to an increase in patient volume. Our patient days increased 5.9% to 109,076 days for the three months ended September 30, 2022, compared to 102,953 days for the three months ended September 30, 2021. Occupancy in our rehabilitation hospitals was 85%, 82%, and 75% for the three months ended September 30, 2022, 2021, and 2019, respectively. Revenue per patient day increased 2.7% to $1,931 for the three months ended September 30, 2022, compared to $1,881 for the three months ended September 30, 2021. We experienced an increase in our non-Medicare revenue per patient day during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
Outpatient Rehabilitation Segment.   Revenue increased 3.8% to $285.0 million for the three months ended September 30, 2022, compared to $274.5 million for the three months ended September 30, 2021. The increase in revenue was primarily attributable to patient visits, which increased 2.5% to 2,404,868 visits for the three months ended September 30, 2022, compared to 2,347,070 visits for the three months ended September 30, 2021. The increase in visits resulted from the acquisition and development of clinics since September 30, 2021. Patient visits increased 9.1% for the three months ended September 30, 2022, as compared to the same period in September 30, 2019 (the comparable pre-COVID-19 pandemic period). Our revenue per visit was $103 for the three months ended September 30, 2022, compared to $102 for the three months ended September 30, 2021.
Concentra Segment.    Revenue increased to $444.6 million for the three months ended September 30, 2022, compared to $442.2 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, our revenue per visit increased to $128, compared to $124 for the three months ended September 30, 2021. We experienced a higher revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates. Our patient visits increased 1.5% to 3,273,031 visits for the three months ended September 30, 2022, compared to 3,223,631 visits for the three months ended September 30, 2021. Patient visits increased 3.9% for the three months ended September 30, 2022, as compared to the same period in September 30, 2019 (the comparable pre-COVID-19 pandemic period). Our revenue was adversely affected by the decline in revenue generated from COVID-19 screening and testing services. These services contributed $2.5 million of revenue during the three months ended September 30, 2022, compared to $20.6 million during the three months ended September 30, 2021.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,433.3 million, or 91.4% of revenue, for the three months ended September 30, 2022, compared to $1,335.6 million, or 87.1% of revenue, for the three months ended September 30, 2021. Our cost of services, a major component of which is labor expense, was $1,393.8 million, or 88.9% of revenue, for the three months ended September 30, 2022, compared to $1,297.7 million, or 84.6% of revenue, for the three months ended September 30, 2021. The increase in our operating expenses relative to our revenue was principally attributable to the incurrence of additional operating expenses within our critical illness recovery hospital and outpatient rehabilitation segments, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $39.5 million, or 2.5% of revenue, for the three months ended September 30, 2022, compared to $37.9 million, or 2.5% of revenue, for the three months ended September 30, 2021.
Other Operating Income
For the three months ended September 30, 2022, we had other operating income of $8.4 million, compared to $1.7 million for the three months ended September 30, 2021. The other operating income is primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
For the three months ended September 30, 2022, other operating income of $8.1 million, $0.2 million, and $0.1 million is included in the operating results of our other activities, rehabilitation hospital segment, and critical illness recovery hospital segment, respectively. For the three months ended September 30, 2021, other operating income of $1.6 million and $0.1 million is included within the operating results of our Concentra segment and other activities, respectively.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $11.0 million for the three months ended September 30, 2022, compared to $57.2 million for the three months ended September 30, 2021. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 2.1% for the three months ended September 30, 2022, compared to 10.8% for the three months ended September 30, 2021. The declines in Adjusted EBITDA and Adjusted EBITDA margin during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were principally due to the incurrence of additional labor costs from our efforts to hire additional full-time nursing staff and improve retention among our employees, which led to increases in our sign-on and retention bonuses as well as education and orientation costs. We hired more full-time nursing staff in an effort to reduce our contract labor costs, which led to an increase in administrative nursing hours during the onboarding process. During the onboarding process, we continued to use contract labor to provide services to our patients. Our contracted registered nurses represented approximately 21.9% of our total registered nursing hours for the three months ended September 30, 2022, a decrease from approximately 29.6% during the three months ended September 30, 2021. The decline in our revenue per patient day for the three months ended September 30, 2022, as discussed above under “Revenue,” also contributed to the declines in Adjusted EBITDA and Adjusted EBITDA margin.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 12.9% to $49.8 million for the three months ended September 30, 2022, compared to $44.1 million for the three months ended September 30, 2021. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.7% for the three months ended September 30, 2022, compared to 20.7% for the three months ended September 30, 2021. The increases in Adjusted EBITDA and Adjusted EBITDA margin were driven by increases in our revenue per patient day and patient volume, as described further above under “Revenue.”
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $25.7 million for the three months ended September 30, 2022, compared to $38.8 million for the three months ended September 30, 2021. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 9.0% for the three months ended September 30, 2022, compared to 14.1% for the three months ended September 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin were affected by increases in both labor costs and other operating expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.
Concentra Segment.    Adjusted EBITDA was $90.0 million for the three months ended September 30, 2022, compared to $99.8 million for the three months ended September 30, 2021. Our Adjusted EBITDA margin for the Concentra segment was 20.2% for the three months ended September 30, 2022, compared to 22.6% for the three months ended September 30, 2021. The declines in Adjusted EBITDA and Adjusted EBITDA margin during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were primarily caused by a decline in revenue generated from COVID-19 screening and testing services, as discussed above under “Revenue.” Our Concentra segment also recognized $1.6 million of Provider Relief Funds during the three months ended September 30, 2021, as described further above under “Other Operating Income.”

Depreciation and Amortization
Depreciation and amortization expense was $51.5 million for the three months ended September 30, 2022, compared to $50.1 million for the three months ended September 30, 2021.
Income from Operations
For the three months ended September 30, 2022, we had income from operations of $91.5 million, compared to $150.3 million for the three months ended September 30, 2021. The increase in labor costs and other operating expenses experienced within our critical illness recovery hospital and outpatient rehabilitation segments were the primary cause of the decrease in income from operations, as discussed above under “Adjusted EBITDA.” Additionally, the decline in revenue per patient day for our critical illness recovery hospital segment, as discussed above under “Revenue,” contributed to this decline.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended September 30, 2022, we had equity in earnings of unconsolidated subsidiaries of $8.1 million, compared to $11.5 million for the three months ended September 30, 2021. The earnings of the rehabilitation businesses in which we are a minority owner declined during the three months ended September 30, 2022.
Interest
Our term loan is subject to an interest rate cap, which limits the 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan. The 1-month LIBOR rate was 3.14% at September 30, 2022, compared to 0.08% at September 30, 2021. Accordingly, the interest rate cap mitigated our exposure to increases in 1-month LIBOR in excess of 1.0% during the three months ended September 30, 2022. Interest expense was $45.2 million for the three months ended September 30, 2022, compared to $33.8 million for the three months ended September 30, 2021. The increase in interest expense was caused by the borrowings we made under our revolving facility during the three months ended September 30, 2022, as well an increase in the 1-month LIBOR rate, as described further above.
Income Taxes
We recorded income tax expense of $16.2 million for the three months ended September 30, 2022, which represented an effective tax rate of 29.8%. We recorded income tax expense of $27.7 million for the three months ended September 30, 2021, which represented an effective tax rate of 21.6%. For the three months ended September 30, 2022, the higher effective tax rate resulted primarily from the effect of a change in Pennsylvania’s corporate income tax rate on our net deferred tax asset. This legislation was enacted during the three months ended September 30, 2022.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $11.0 million for the three months ended September 30, 2022, compared to $23.3 million for the three months ended September 30, 2021. The reduction in net income attributable to non-controlling interests was principally due to a change in our ownership interest of Concentra Group Holdings Parent. Since September 30, 2021, we have acquired substantially all of the outstanding membership interests of Concentra Group Holdings Parent.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
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
Revenue
Our revenue increased 2.3% to $4,752.1 million for the nine months ended September 30, 2022, compared to $4,644.7 million for the nine months ended September 30, 2021.
Critical Illness Recovery Hospital Segment.   Revenue increased to $1,672.2 million for the nine months ended September 30, 2022, compared to $1,669.6 million for the nine months ended September 30, 2021. Our patient days increased to 840,487 for the nine months ended September 30, 2022, compared to 838,553 days for the nine months ended September 30, 2021. Occupancy in our critical illness recovery hospitals was 68%, 70%, and 69% for the nine months ended September 30, 2022, 2021, and 2019, respectively. Revenue per patient day was $1,981 for the nine months ended September 30, 2022, compared to $1,982 for the nine months ended September 30, 2021. Our Medicare revenue per patient day decreased during the nine months ended September 30, 2022, due to a decline in patient acuity, as well as the reinstatement of the 2.0% cut to Medicare payments due to sequestration.
Rehabilitation Hospital Segment.   Revenue increased 7.3% to $678.9 million for the nine months ended September 30, 2022, compared to $632.9 million for the nine months ended September 30, 2021. The increase in revenue was principally due to an increase in revenue per patient day. Our revenue per patient day increased 3.9% to $1,934 for the nine months ended September 30, 2022, compared to $1,861 for the nine months ended September 30, 2021. We experienced increases in both our Medicare and non-Medicare revenue per patient day during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Our patient days increased 3.7% to 321,690 days for the nine months ended September 30, 2022, compared to 310,340 days for the nine months ended September 30, 2021. Occupancy in our rehabilitation hospitals was 85%, 84%, and 75% for the nine months ended September 30, 2022, 2021, and 2019, respectively.
Outpatient Rehabilitation Segment.   Revenue increased 4.6% to $844.2 million for the nine months ended September 30, 2022, compared to $806.9 million for the nine months ended September 30, 2021. The increase in revenue was primarily attributable to patient visits, which increased 4.6% to 7,165,866 visits for the nine months ended September 30, 2022, compared to 6,852,085 visits for the nine months ended September 30, 2021. The increase in visits resulted from the acquisition and development of clinics since September 30, 2021, as well as improvement in volume in our clinics which operated during both the nine months ended September 30, 2022 and 2021. Patient visits increased 10.9% for the nine months ended September 30, 2022, as compared to the same period in September 30, 2019 (the comparable pre-COVID-19 pandemic period). Our revenue per visit was $103 for both the nine months ended September 30, 2022 and 2021.
Concentra Segment.   Revenue was $1,309.4 million for the nine months ended September 30, 2022, compared to $1,321.4 million for the nine months ended September 30, 2021. The decrease is attributable to a decline in revenue generated from COVID-19 screening and testing services. These services contributed $19.3 million of revenue during the nine months ended September 30, 2022, compared to $127.2 million during the nine months ended September 30, 2021. The decline in revenue was partially offset by increases in both revenue per visit and patient visits. Our revenue per visit increased to $127 for the nine months ended September 30, 2022, compared to $125 for the nine months ended September 30, 2021. We experienced a higher revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates. Our patient visits increased 6.1% to 9,604,441 for the nine months ended September 30, 2022, compared to 9,049,283 visits for the nine months ended September 30, 2021. Patient visits increased 4.8% for the nine months ended September 30, 2022, as compared to the same period in September 30, 2019 (the comparable pre-COVID-19 pandemic period).

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,305.6 million, or 90.6% of revenue, for the nine months ended September 30, 2022, compared to $3,991.6 million, or 85.9% of revenue, for the nine months ended September 30, 2021. Our cost of services, a major component of which is labor expense, was $4,191.4 million, or 88.2% of revenue, for the nine months ended September 30, 2022, compared to $3,882.6 million, or 83.6% of revenue, for the nine months ended September 30, 2021. The increase in our operating expenses relative to our revenue was principally attributable to the incurrence of additional operating expenses within our critical illness recovery hospital, rehabilitation hospitals, and outpatient rehabilitation segments, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $114.3 million, or 2.4% of revenue, for the nine months ended September 30, 2022, compared to $109.0 million, or 2.3% of revenue, for the nine months ended September 30, 2021.
Other Operating Income
For the nine months ended September 30, 2022, we had other operating income of $23.6 million, compared to $133.8 million for the nine months ended September 30, 2021. The other operating income recognized is primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. Additionally, during the nine months ended September 30, 2021, our critical illness recovery hospital segment recognized $17.9 million of other operating income related to the outcome of litigation with CMS.
For the nine months ended September 30, 2022, other operating income of $23.2 million, $0.2 million, and $0.1 million is included in the operating results of our other activities, rehabilitation hospital segment, and critical illness recovery hospital segment, respectively. For the nine months ended September 30, 2021, other operating income of $82.0 million, $34.0 million, and $17.9 million is included in the operating results of our other activities, Concentra segment, and critical illness recovery hospital segment, respectively.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.  Adjusted EBITDA was $67.0 million for the nine months ended September 30, 2022, compared to $243.4 million for the nine months ended September 30, 2021. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 4.0% for the nine months ended September 30, 2022, compared to 14.6% for the nine months ended September 30, 2021. The declines in Adjusted EBITDA and Adjusted EBITDA margin during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were principally due to the incurrence of additional labor costs from our efforts to hire additional full-time nursing staff and improve retention among our employees which led to increases in our sign-on and retention bonuses as well as education and orientation costs. We hired more full-time nursing staff in an effort to reduce our contract labor costs, which led to an increase in administrative nursing hours during the onboarding process. The increased contract labor costs are due to both increased rates and higher utilization. Our contract labor costs for registered nurses were approximately 8.3% higher during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, our contracted registered nurses represented approximately 30.9% of our total registered nursing hours, compared to approximately 30.0% for the nine months ended September 30, 2021. Contract registered nursing hours as a percentage of our total registered nursing hours were 21.9%, 32.9%, 37.5%, and 37.5% for the three months ended September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021, respectively. Our critical illness recovery hospitals segment also recognized $17.9 million of other operating income related to the outcome of litigation with CMS during the nine months ended September 30, 2021.
Rehabilitation Hospital Segment.   Adjusted EBITDA was $142.0 million for the nine months ended September 30, 2022, compared to $145.4 million for the nine months ended September 30, 2021. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 20.9% for the nine months ended September 30, 2022, compared to 23.0% for the nine months ended September 30, 2021. The declines in Adjusted EBITDA and Adjusted EBITDA margin during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were primarily attributable to the incurrence of additional labor costs. Constrained staffing due to a shortage of healthcare workers has led to increases in incentive and retention pay for our employees and greater dependence on higher-cost contract clinical workers. The demand for healthcare professionals has caused the cost of contract clinical labor to rise significantly during the nine months ended September 30, 2022.

Outpatient Rehabilitation Segment.   Adjusted EBITDA was $85.9 million for the nine months ended September 30, 2022, compared to $110.7 million for the nine months ended September 30, 2021. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 10.2% for the nine months ended September 30, 2022, compared to 13.7% for the nine months ended September 30, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin were affected by increases in both labor costs and other operating expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
Concentra Segment.   Adjusted EBITDA was $272.1 million for the nine months ended September 30, 2022, compared to $318.9 million for the nine months ended September 30, 2021. Our Adjusted EBITDA margin for the Concentra segment was 20.8% for the nine months ended September 30, 2022, compared to 24.1% for the nine months ended September 30, 2021. The declines in Adjusted EBITDA and Adjusted EBITDA margin during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were primarily caused by a decline in revenue generated from COVID-19 screening and testing services, as discussed above under “Revenue.” Our Concentra segment also recognized $34.0 million of Provider Relief Funds during the nine months ended September 30, 2021, as described further above under “Other Operating Income.”
Depreciation and Amortization
Depreciation and amortization expense was $153.6 million for the nine months ended September 30, 2022, compared to $150.7 million for the nine months ended September 30, 2021.
Income from Operations
For the nine months ended September 30, 2022, we had income from operations of $316.4 million, compared to $636.2 million for the nine months ended September 30, 2021. The increase in labor costs and other operating expenses experienced within our critical illness recovery hospital, rehabilitation hospital, and outpatient rehabilitation segments were the primary cause of the decrease in income from operations, as discussed above under “Adjusted EBITDA.” Additionally, we recognized other operating income of $23.6 million during the nine months ended September 30, 2022, compared to $133.8 million during the nine months ended September 30, 2021, as described further under “Other Operating Income.”
Equity in Earnings of Unconsolidated Subsidiaries
For the nine months ended September 30, 2022, we had equity in earnings of unconsolidated subsidiaries of $19.6 million, compared to $33.2 million for the nine months ended September 30, 2021. The earnings of the rehabilitation businesses in which we are a minority owner declined during the nine months ended September 30, 2022.
Interest
Our term loan is subject to an interest rate cap, which limits the 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan. The 1-month LIBOR rate was 3.14% at September 30, 2022, compared to 0.08% at September 30, 2021. Accordingly, the interest rate cap mitigated our exposure to increases in 1-month LIBOR in excess of 1.0% during the nine months ended September 30, 2022. Interest expense was $121.8 million for the nine months ended September 30, 2022, compared to $102.1 million for the nine months ended September 30, 2021. The increase in interest expense was caused by the borrowings we made under our revolving facility during the nine months ended September 30, 2022, as well an increase in the 1-month LIBOR rate, as described further above.
For the nine months ended September 30, 2021, we recognized interest income of $4.7 million. The interest income was related to the outcome of litigation with CMS.
Income Taxes
We recorded income tax expense of $54.0 million for the nine months ended September 30, 2022, which represented an effective tax rate of 25.2%. We recorded income tax expense of $138.4 million for the nine months ended September 30, 2021, which represented an effective tax rate of 24.2%. For the nine months ended September 30, 2022, the higher effective tax rate resulted primarily from the effect of a change in Pennsylvania’s corporate income tax rate on our net deferred tax asset and a greater effect of nondeductible expenses on our income before income taxes.

Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $28.8 million for the nine months ended September 30, 2022, compared to $81.3 million for the nine months ended September 30, 2021. The reduction in net income attributable to non-controlling interests was principally due to a change in our ownership interest of Concentra Group Holdings Parent. Since September 30, 2021, we have acquired substantially all of the outstanding membership interests of Concentra Group Holdings Parent. The reduction in net income attributable to non-controlling interests was also due to a decline in the net income of our less than wholly owned subsidiaries. Many of these subsidiaries were impacted by increases in labor costs during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Nine Months Ended September 30,
	2021	2022
	(in thousands)
Cash flows provided by operating activities	$461,980	$272,281
Cash flows used in investing activities	(157,326)	(169,105)
Cash flows used in financing activities	(133,732)	(69,263)
Net increase in cash and cash equivalents	170,922	33,913
Cash and cash equivalents at beginning of period	577,061	74,310
Cash and cash equivalents at end of period	$747,983	$108,223
Operating activities provided $272.3 million of cash flows for the nine months ended September 30, 2022, compared to $462.0 million of cash flows for the nine months ended September 30, 2021. The decrease in cash flows from operating activities was primarily due to a reduction in our operating income.
Our days sales outstanding was 53 days at September 30, 2022, compared to 52 days at December 31, 2021. Our days sales outstanding was 54 days at September 30, 2021, compared to 56 days at December 31, 2020. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $169.1 million of cash flows for the nine months ended September 30, 2022. The principal uses of cash were $135.1 million for purchases of property and equipment and $39.4 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets of $5.4 million. Investing activities used $157.3 million of cash flows for the nine months ended September 30, 2021. The principal uses of cash were $125.4 million for purchases of property and equipment and $43.2 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets of $11.3 million.
Financing activities used $69.3 million of cash flows for the nine months ended September 30, 2022. The principal uses of cash were $193.6 million for repurchases of common stock, $48.7 million of dividend payments to common stockholders, and $40.7 million for distributions to and purchases of non-controlling interests. The cash outflows were offset in part by net borrowings under our revolving facility of $220.0 million. Financing activities used $133.7 million of cash flows for the nine months ended September 30, 2021. The principal uses of cash were $66.1 million for repurchases of common stock, $50.4 million for distributions to and purchases of non-controlling interests and $33.8 million of dividend payments to common stockholders.

Capital Resources
Working capital.  We had net working capital of $20.5 million at September 30, 2022, compared to a net working capital deficit of $133.6 million at December 31, 2021. The reduction of the working capital deficit was primarily due to an increase in our cash and cash equivalents and a reduction in our liability related to the payments we received under the Accelerated and Advance Payment Program.
Credit facilities. At September 30, 2022, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $10.2 million) and borrowings of $380.0 million under its revolving facility. At September 30, 2022, Select had $213.5 million of availability under its revolving facility after giving effect to $56.5 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2023, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the nine months ended September 30, 2022, Holdings repurchased 7,883,195 shares at a cost of approximately $185.1 million, or $23.48 per share, which includes transaction costs. Since the inception of the program through September 30, 2022, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs.
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
Liquidity
The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of September 30, 2022, we had cash and cash equivalents of $108.2 million and $213.5 million of availability under the revolving facility after giving effect to $380.0 million of outstanding borrowings and $56.5 million of letters of credit.
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
Dividend
On November 2, 2022, our board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about November 29, 2022 to stockholders of record as of the close of business on November 16, 2022.
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
Effects of Inflation
The healthcare industry is labor intensive and our largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. We have recently experienced higher labor costs related to the current inflationary environment and competitive labor market. In addition, suppliers have passed along rising costs to us in the form of higher prices. We cannot predict our ability to pass along cost increases to our customers.
Recent Accounting Pronouncements
There were no new accounting standards issued between December 31, 2021, and September 30, 2022, which will have a material effect on the financial statements upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which generally bear interest rates that are indexed against LIBOR.
At September 30, 2022, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $10.2 million) and $380.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. As of September 30, 2022, the 1-month LIBOR rate was 3.14%. As of September 30, 2022, $103.4 million of our term loan borrowings are subject to variable interest rates.
As of September 30, 2022, each 0.25% increase in market interest rates will impact the interest expense on our variable rate debt by $1.2 million.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022.
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
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2022(1)	569,272	$26.33	315,762	$399,677,961
August 1 - August 31, 2022	—	—	—	399,677,961
September 1 - September 30, 2022	—	—	—	399,677,961
Total	569,272	$26.33	315,762	$399,677,961
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

Dated:  November 3, 2022