Form 10-K
period 2022-12-31
SELECT MEDICAL HOLDINGS CORP
filed 2023-02-23
CIK 1320414

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously held financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,361,273,425, based on the closing price per share of common stock on that date of $23.62 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 1, 2023, the number of shares of Holdings’ Common Stock, $0.001 par value, outstanding was 127,173,871.
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
Documents Incorporated by Reference
Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:
1.    The registrant's definitive proxy statement for use in connection with the 2023 Annual Meeting of Stockholders to be held on or about April 30, 2023 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2022, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, including the continued impact of the effects of the coronavirus disease 2019 (“COVID-19”) pandemic on those financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs, and sources of liquidity.
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•adverse economic conditions including an inflationary environment could cause us to continue to experience increases in the prices of labor and other costs of doing business resulting in a negative impact on our business, operating results, cash flows, and financial condition;
•shortages in qualified nurses, therapists, physicians, or other licensed providers, and/or the inability to attract or retain qualified healthcare professionals could limit our ability to staff our facilities;
•shortages in qualified health professionals could cause us to increase our dependence on contract labor, increase our efforts to recruit and train new employees, and expand upon our initiatives to retain existing staff, which could increase our operating costs significantly;
•the continuing effects of the COVID-19 pandemic including, but not limited to, the prolonged disruption to the global financial markets, increased operational costs due to recessionary pressures and labor costs, additional measures taken by government authorities and the private sector to limit the spread of COVID-19, and further legislative and regulatory actions which impact healthcare providers, including actions that may impact the Medicare program;
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

Item 1.    Business.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2022, we had operations in 46 states and the District of Columbia. As of December 31, 2022, we operated 103 critical illness recovery hospitals in 28 states, 31 rehabilitation hospitals in 12 states, 1,928 outpatient rehabilitation clinics in 39 states and the District of Columbia, 540 occupational health centers in 41 states, and 147 onsite clinics at employer worksites.
We manage our Company through four business segments: our critical illness recovery hospital segment, our rehabilitation hospital segment, our outpatient rehabilitation segment, and our Concentra segment. We had revenue of $6,333.5 million for the year ended December 31, 2022. Of this total, we earned approximately 35% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. We also recognized other revenue associated with employee leasing services provided to the Company’s non-consolidating subsidiaries.
Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers and contract services provided at employer worksites that deliver occupational medicine, physical therapy, and consumer health services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Notes to Consolidated Financial Statements—Note 15. Segment Information” beginning on F-27 for financial information for each of our segments for the past three fiscal years.
Critical Illness Recovery Hospitals
We are a leading operator of critical illness recovery hospitals in the United States. Our hospitals are certified by Medicare as long term care hospitals (“LTCHs”). As of December 31, 2022, we operated 103 critical illness recovery hospitals in 28 states. For the years ended December 31, 2020, 2021, and 2022, approximately 43%, 37%, and 38%, respectively, of the revenue of our critical illness recovery hospital segment came from Medicare reimbursement. As of December 31, 2022, we employed approximately 16,200 people in our critical illness recovery hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, and speech therapists.
We operate the majority of our critical illness recovery hospitals as a hospital within a hospital (an “HIH”). A critical illness recovery hospital that operates as an HIH typically leases space from a general acute care hospital, or “host hospital,” and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing critical illness recovery hospital does not operate on a host hospital campus. We operated 103 critical illness recovery hospitals at December 31, 2022, of which 71 were operated as HIHs and 32 were operated as free-standing hospitals.
Patients are typically admitted to our critical illness recovery hospitals from general acute care hospitals, likely following an intensive care unit stay, and suffer from chronic critical illness. These patients have highly specialized needs, with serious and complex medical conditions involving multiple organ systems. These conditions are often a result of complications related to heart failure, complex infectious disease, respiratory failure and pulmonary disease, complex surgery requiring prolonged recovery, renal disease, neurological events, and trauma. Given their complex medical needs, these patients require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a critical illness recovery hospital that is designed to meet their unique medical needs. For the year ended December 31, 2022, the average length of stay for patients in our critical illness recovery hospitals was 31 days.

Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. The Joint Commission (“TJC”), DNV GL Healthcare USA, Inc. (“DNV”), and the Center for Improvement in Healthcare Quality (“CIHQ”) are independent accreditation organizations that establish standards related to the operation and management of healthcare facilities. As of December 31, 2022, we operated 103 critical illness recovery hospitals, 100 of which were accredited by TJC. Two of our critical illness recovery hospitals were accredited by DNV and one of our critical illness recovery hospitals was accredited by CIHQ. Also as of December 31, 2022, all of our critical illness recovery hospitals were certified by Medicare as LTCHs. Each of our critical illness recovery hospitals must regularly demonstrate to a survey team conformance to the standards established by TJC, DNV, CIHQ, or the Medicare program, as applicable.
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
Each of our critical illness recovery hospitals has a distinct medical staff that is composed of physicians from multiple specialties that have successfully completed the required privileging and credentialing process. In general, physicians on the medical staff are not directly employed, but are more commonly independent, and practice at multiple hospitals in the community. Attending physicians conduct daily rounds on their patients while consulting physicians provide consulting services based on the specific medical needs of our patients. Each critical illness recovery hospital develops on-call arrangements with individual physicians to help ensure that a physician is available to care for our patients. When determining the appropriate composition of the medical staff of a critical illness recovery hospital, we consider the size of the critical illness recovery hospital, services provided by the critical illness recovery hospital, and the size and capabilities of the medical staff of the general acute care hospital that hosts that HIH or the proximity of an acute care hospital to the free-standing critical illness recovery hospital. The medical staff of each of our critical illness recovery hospitals meets the applicable requirements set forth by Medicare, the hospital’s applicable accrediting organizations, and the state in which that critical illness recovery hospital is located.
Our critical illness recovery hospital segment is led by an executive vice president of hospital operations, division president, chief medical officer, chief nursing officer, and chief quality officer. Each of our critical illness recovery hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our critical illness recovery hospitals. We provide our critical illness recovery hospitals with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits staff at our critical illness recovery hospitals to focus their time on patient care.
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
Our critical illness recovery hospitals demonstrated a pivotal role in caring for patients during the COVID-19 pandemic. Our critical illness recovery hospitals were and continue to be in a position to enhance and promote recovery of patients with COVID-19, as many patients with severe manifestations of COVID-19 require prolonged mechanical ventilation. We have developed specialized strategies for liberation from prolonged mechanical ventilation, promoting physical recovery through innovative therapies and rehabilitation programs while reducing risk of adverse ventilator-associated events. We expect the percentage of our patient population that has COVID-19 to be less than it was during the height of the pandemic.
The quality of the patient care we provide is continually monitored using several measures, including clinical outcomes data and analyses and patient satisfaction surveys. Quality metrics from our critical illness recovery hospitals are used to create monthly, quarterly, and annual reporting for our leadership team. In order to benchmark ourselves against other hospitals, we collect our clinical and patient satisfaction information and compare it to national standards and the results of other healthcare organizations. We are required to report quality measures to individual states based on unique requirements and laws. We also submit required quality data elements to the Center for Medicare & Medicaid Services (“CMS”). See “—Government Regulations—Other Healthcare Regulations—Medicare Quality Reporting.”
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

Rehabilitation Hospitals
Our rehabilitation hospitals provide comprehensive physical medicine, as well as rehabilitation programs and services, which serve to optimize patient health, function, and quality of life. As of December 31, 2022, we operated 31 rehabilitation hospitals in 12 states. For the years ended December 31, 2020, 2021, and 2022, approximately 47%, 49%, and 46% respectively, of the revenue of our rehabilitation hospital segment came from Medicare reimbursement. As of December 31, 2022, we employed approximately 12,300 people in our rehabilitation hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, speech therapists, neuropsychologists, and other psychologists.
Patients at our rehabilitation hospitals have specialized needs, with serious and often complex medical conditions requiring rehabilitative healthcare services in an inpatient setting. These conditions require targeted therapy and rehabilitation treatment, including comprehensive rehabilitative services for brain and spinal cord injuries, strokes, amputations, neurological disorders, orthopedic conditions, pediatric congenital or acquired disabilities, and cancer. Given their complex medical needs and gradual and prolonged recovery, these patients generally require a longer length of stay than patients in a general acute care hospital. For the year ended December 31, 2022, the average length of stay for patients in our rehabilitation hospitals was 15 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. As of December 31, 2022, we operated 31 rehabilitation hospitals, all of which were accredited by TJC. Also as of December 31, 2022, all of our rehabilitation hospitals were certified by Medicare as inpatient rehabilitation facilities (“IRFs”). 26 of our rehabilitation hospitals also received accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”), an independent, not-for-profit organization that establishes standards related to the operation of medical rehabilitation facilities. Each of our rehabilitation hospitals must regularly demonstrate to a survey team conformance to the standards established by TJC, the Medicare program, or CARF, as applicable.
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

Our rehabilitation hospital segment is led by an executive vice president of hospital operations, division president, chief medical officer, chief academic officer, chief nursing officer, and chief quality officer. Each of our rehabilitation hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, a director of therapy services, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our rehabilitation hospitals. We provide our facilities within our rehabilitation hospital segment with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits the staff at our rehabilitation hospitals to focus their time on patient care.
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
Our rehabilitation hospitals demonstrated a critical role in caring for patients during the height of the COVID-19 pandemic and continue to be in a position to enhance and promote recovery of hospitalized patients recovering from COVID-19.
The quality of the patient care we provide is continually monitored using several measures, including clinical outcomes data and analyses and patient satisfaction surveys. Quality metrics from our rehabilitation hospitals are used to create monthly, quarterly, and annual reporting for our leadership team. In order to benchmark ourselves against other hospitals, we collect our clinical and patient satisfaction information and compare it to national standards and the results of other healthcare organizations. We are required to report quality measures to individual states based on unique requirements and laws. We also submit required quality data elements to CMS. See “Government Regulations—Other Healthcare Regulations—Medicare Quality Reporting.”
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
Develop Rehabilitation Hospitals through Pursuing Joint Ventures with Large Healthcare Systems. By leveraging the experience of our senior management and development team, we believe that we are well positioned to expand our portfolio of joint ventured operations. When we identify joint venture opportunities, our development team conducts an extensive review of the area’s referral patterns and commercial insurance rates to determine the general reimbursement trends and payor mix. Once discussions commence with a healthcare system, we identify the specific needs of a joint venture, which could include working capital, the construction of new space, or the leasing and renovation of existing space. A joint venture typically consists of us and the healthcare system contributing certain post-acute care businesses into a newly formed entity. We typically function as the manager and hold either a majority or minority ownership interest. We bring clinical expertise and clinical programs that attract commercial payors and implement our standardized resource management programs, which may improve the clinical outcome and enhance the financial performance of the joint venture.
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
Outpatient Rehabilitation
We are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,928 facilities throughout 39 states and the District of Columbia as of December 31, 2022. Our outpatient rehabilitation clinics are typically located in a medical complex or retail location. Our outpatient rehabilitation segment employed approximately 11,500 people as of December 31, 2022.
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
Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer, or health insurer who believes that a patient, employee, or member can benefit from the level of therapy we provide in an outpatient setting. Although individuals in all states may have some form of direct access to physical therapy services, the level of direct access varies based on provisions and limitations in each jurisdiction. In recent years, all states have enacted laws that allow individuals to seek outpatient physical rehabilitation services without a physician order. In our outpatient rehabilitation segment, for the year ended December 31, 2022, approximately 82% of our revenue comes from commercial payors, including healthcare insurers, managed care organizations, workers’ compensation programs, contract management services, and private pay sources. We believe that our services are attractive to healthcare payors who are seeking to provide high-quality and cost-effective care to their enrollees. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
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
Concentra
We are the largest provider of occupational health services in the United States based on the number of facilities. As of December 31, 2022, we operated 540 occupational health centers and 147 onsite clinics at employer worksites throughout 42 states and the District of Columbia. In some of our occupational health centers we also provide urgent care services. On September 1, 2020, Concentra sold its Department of Veterans Affairs community-based outpatient clinic (“CBOC”) business. We deliver occupational medicine, consumer health, physical therapy, and wellness services in our occupational health centers and our onsite clinics located at the workplaces of our employer customers. Our Concentra segment employed approximately 11,400 people as of December 31, 2022.
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
Workers’ compensation is administered on a state-by-state basis and each state is responsible for implementing and regulating its own workers’ compensation program. Because workers’ compensation benefits are mandated by law and subject to extensive regulation, insurers, third-party administrators, and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, because programs vary by state, it is difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits across states. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates. For the year ended December 31, 2022, approximately 59% of our Concentra segment revenue came from workers’ compensation payments.
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
Leading Operator in Distinct but Complementary Lines of Business. We believe that we are a leading operator in our business segments based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to referral sources, and helps us negotiate payor contracts. In our critical illness recovery hospital segment, we operated 103 critical illness recovery hospitals in 28 states as of December 31, 2022. In our rehabilitation hospital segment, we operated 31 rehabilitation hospitals in 12 states as of December 31, 2022. In our outpatient rehabilitation segment, we operated 1,928 outpatient rehabilitation clinics in 39 states and the District of Columbia as of December 31, 2022. In our Concentra segment, we operated 540 occupational health centers in 41 states as of December 31, 2022. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business segments.
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
Experience in Successfully Completing and Integrating Acquisitions. Since our inception in 1997 through 2022, we completed a number of significant acquisitions, including the acquisitions of Physiotherapy, Concentra, and U.S. HealthWorks. We believe that we have improved the operating performance of these businesses over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.
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

Sources of Revenue
The following table presents the approximate percentages by payor source of revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Revenue by Payor Source	2020	2021	2022
Medicare	25.0%	22.9%	22.9%
Commercial insurance(1)	34.8%	36.2%	36.0%
Workers’ Compensation	19.2%	19.0%	19.6%
Private and other(2)	19.4%	20.4%	19.8%
Medicaid	1.6%	1.5%	1.7%
Total	100.0%	100.0%	100.0%
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
Government Sources
Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2022, we operated 103 critical illness recovery hospitals, all of which were certified by Medicare as LTCHs. Also as of December 31, 2022, we operated 31 rehabilitation hospitals, all of which were certified by Medicare as IRFs. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our critical illness recovery hospitals and rehabilitation hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients covered under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”
Non-Government Sources
Our non-government sources of revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly.
Human Capital Management
Overview
At December 31, 2022, we had approximately 53,800 employees, including approximately 37,800 full-time and 16,000 part-time and per-diem employees. Our critical illness recovery hospital segment employees totaled approximately 16,200, rehabilitation hospital segment employees totaled approximately 12,300, outpatient rehabilitation segment employees totaled approximately 11,500, and Concentra segment employees totaled approximately 11,400. Approximately 2,400 of the remaining employees performed corporate management, administration, and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.
Our workforce is predominantly non-union, with less than 20 employees represented by one labor union. We consider our employee relations to be good and believe that our employees are essential contributors to our success. In some markets, the shortage of clinical personnel is a significant operating issue facing healthcare providers. Shortages of nurses and other clinical personnel, including therapists, may, from time to time, require us to increase use of more costly temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs.

Our hospitals are staffed by licensed physicians who are usually not employed by us. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time. Within our hospital divisions, approximately 15,000 physicians are credentialed to treat and provide services to our patients. In addition, some physicians or group practices provide administrative and/or clinical services in our hospitals under contracts.
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
Talent Acquisition
We have several key strategies to attract and hire top talent across the markets that we serve. These strategies include robust employee referral programs, new hire incentives such as sign-on bonuses, recruitment marketing through social media and our internal campaign technology, promotion of virtual hiring events and partnering with local nursing schools for clinical rotations and new graduate nursing and therapy programs. Our recruitment and selection processes seek to ensure that we hire employees who have the level of education, experience, and professional licensure that align with the organization’s strategic objectives.
Training and Development
Our licensed clinicians receive new-hire orientation and training which is commensurate with the experience of the employee. Due to the complex medical conditions of the patients admitted to our hospitals and the specialized nature of their work, our nurses receive more extensive training, which has a duration of up to 13 weeks, prior to assuming patient care responsibilities.
We have also developed several programs to advance technical and clinical skills, enable career growth and improve retention for clinical and operational employees. Using our online platform, we have developed an extensive catalog of online learning classes for both instructor-led and asynchronous learning covering technical, professional, and management-related topics. To support mandatory educational requirements for our licensed clinicians, many of our clinical education courses are approved for continuing education units with the respective accrediting bodies.
To develop future leaders at all levels of the organization, we offer online curriculum as well as a variety of in-person workshops and intensives. In addition to internal education opportunities, we provide tuition assistance for employees who pursue relevant degrees and certifications from accredited educational institutions. We also utilize an internal program that encourages and makes it easier for employees to explore possible career growth opportunities within the Company. To promote business continuity, we create specific succession plans for our key operational and support management and executive positions.
Diversity and Inclusion
We strive to foster a culture of inclusion and equity. We are committed to providing regular employee education and training on respect, equity, empathy and compassion, and we evaluate and update these resources on an ongoing basis. Additionally, any agency or contracted individual working within our facilities receives orientation and training on our expectations and standards for care. We take pride in our recruitment efforts that seek to attract the best and brightest talent from around the country. We are committed to having a workforce that reflects diversity at all levels, and we partner with several organizations to help attract diverse talent. In order to help us achieve these goals, we have established a diversity task force that oversees affirmative action planning and provides strategic recommendations to help ensure our goals for a diverse and inclusive workplace remain robust and actionable.

Employee Engagement and Wellness
We demonstrate our care for our employees through our safety, benefit and employee resource programs. We strive to create and sustain a culture of employee safety in each of our facilities.
We have emphasized, particularly within our critical illness recovery hospital and inpatient rehabilitation segments, a communications tool called the “10-Foot Circle of Employee Safety.” This tool is meant to help leaders and staff focus on areas of our work which cause workplace injuries. This program has resulted in significant reductions of employee injuries at work. We have also implemented an Employee Assistance Program (“EAP”) which has become a valuable resource for employees needing no cost or low cost counseling/mental health services, legal support, or family assistance. Our EAP provides access to resources for individuals dealing with grief, anxiety, and other concerns relevant to and at the forefront of our communities. We offer robust benefit programming with health coaching on diverse topics like weight management, smoking cessation, and maintaining and improving health goals, and we offer training to our employees to help them develop their skills. We utilize surveys of our employees that are focused on areas such as employee engagement, operational reliability and suggestions for improvement. Subsequently, we take actions to realize opportunities for improvement based on the results of these surveys. Additionally, we offer extensive supportive programs to individuals facing serious health concerns, including but not limited to, high blood pressure/heart conditions, diabetes and cancer.
Workforce Compensation and Pay Equity
We provide competitive compensation and benefits, including a retirement savings plan with matching opportunities, comprehensive healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and family leave. We have key processes that seek to ensure our pay and benefits remain competitive across all of our disciplines. Using an electronic platform for both performance reviews and compensation review, each employee’s performance assessment and compensation go through multiple layers of review annually to promote equitable, market competitive and performance-based compensation. For external benchmarking, we use third party commercially available compensation surveys, as well as the Department of Labor wage data. We continue to navigate shortages, higher turnover, and wage pressures in the healthcare labor market.
Select Medical Charitable Foundation
We have operated a private, non-profit charitable foundation known as the Select Medical Charitable Foundation since 2004. The Foundation is funded primarily by donations by our employees. The Foundation provides financial assistance to employees significantly impacted by natural disasters such as hurricanes, tornadoes, and wildfires. Eligibility is application-based with grant distribution determined by the Foundation Review Committee, comprised of colleagues across the organization. In 2022, the Foundation assisted our colleagues in Florida that were impacted by Hurricane Ian.
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

Outpatient Rehabilitation Clinics
Our outpatient rehabilitation clinics face a highly fragmented and competitive environment. The primary competitors that provide outpatient rehabilitation services include physician-owned physical therapy clinics, dedicated locally owned and managed outpatient rehabilitation clinics, and hospital or university owned or affiliated ventures, as well as national and regional providers in select areas, including Athletico Physical Therapy, ATI Physical Therapy, U.S. Physical Therapy, and Upstream Rehabilitation. Some of these competing clinics have longer operating histories and greater name recognition in these communities than our clinics, and they may have stronger relationships with physicians in these communities on whom we rely for patient referrals. Because the barriers to entry are not substantial and current customers have the flexibility to move easily to new healthcare service providers, we believe that new outpatient physical therapy competitors can emerge relatively quickly.
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

Although we believe that our facilities comply with corporate practice and fee-splitting laws, if new regulations or judicial or administrative interpretations establish that our facilities do not comply with these laws, we could be subject to civil and perhaps criminal penalties. In addition, if any of our facilities are determined not to comply with corporate practice and fee-splitting laws, certain of our agreements relating to the facility may be determined to be unenforceable, including our management agreements with the professional corporations furnishing physician services or our payment arrangements with insurers or employers. Future interpretations of corporate practice and fee-splitting laws, the enactment of new legislation, or the adoption of new regulations relating to these laws could cause us to have to restructure our business operations or close our facilities in a particular state. Any such penalties, determinations of unenforceability, or interpretations could have a material adverse effect on our business.
Medicare Enrollment and Certification
In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel, and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2022, all of the critical illness recovery hospitals we operated were certified by Medicare as LTCHs. As of December 31, 2022, all of the rehabilitation hospitals we operated were certified by Medicare as IRFs. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or “rehab agencies,” which operate as outpatient rehabilitation providers for the purposes of the Medicare program. Our Concentra occupational health centers furnishing outpatient services are generally enrolled in Medicare as suppliers.
Accreditation
Our critical illness recovery hospitals and our rehabilitation hospitals receive accreditation from TJC, DNV, CIHQ and/or CARF. As of December 31, 2022, all of the 103 critical illness recovery hospitals and all of the 31 rehabilitation hospitals we operated were accredited by TJC, DNV, or CIHQ. In addition, 26 of our rehabilitation hospitals have also received accreditation from CARF.
Workers’ Compensation
Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Revenue generated directly from workers’ compensation programs represented approximately 59% of our revenue from our Concentra segment, 16% of our revenue from our outpatient rehabilitation segment, 2% of our revenue from our rehabilitation hospital segment, and 1% of our revenue from our critical illness recovery hospital segment for the year ended December 31, 2022.
Our facilities furnishing outpatient services are reimbursed for services provided to injured workers by payors pursuant to the applicable state workers’ compensation statutes. Most of the states in which we maintain operations reimburse providers for services payable under workers’ compensation laws pursuant to a treatment-specific fee schedule with established maximum reimbursement levels. In states without such fee schedules, healthcare providers are often reimbursed based on “usual and customary” fees benchmarked by market data and negotiated by providers with payors and networks.
Inadequate increases to the applicable fee schedule amounts for our services, and changes in state workers’ compensation laws, including cost containment initiatives, could have a negative impact on the operations and financial performance of those facilities.

Overview of U.S. and State Government Reimbursements
Medicare Program in General
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. The table below shows the percentage of revenue generated directly from the Medicare program for each of our segments and our company as a whole for the fiscal years ended December 31, 2020, 2021, and 2022.

	Year Ended December 31,
Medicare Revenue by Segment	2020	2021	2022
Critical illness recovery hospital	43.3%	37.1%	38.0%
Rehabilitation hospital	47.0%	48.6%	46.2%
Outpatient rehabilitation	14.9%	15.9%	15.6%
Concentra	0.1%	0.1%	N/M
Total Company	25.0%	22.9%	22.9%
_______________________________________________________________________________
N/M    Revenue for services provided to patients who are Medicare beneficiaries represent less than 0.1% of the segment’s total revenue.
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
The site neutral payment rate for those patients not paid at the LTCH-PPS standard federal payment rate is subject to a transition period. During the transition period (applicable to hospital cost reporting periods beginning on or after October 1, 2015 through September 30, 2019), a blended rate was paid for Medicare patients not meeting the new criteria that is equal to 50% of the site neutral payment rate amount and 50% of the standard federal payment rate amount. The site neutral payment rate applies to Medicare patients not meeting the new criteria who are discharged in cost reporting periods beginning on or after October 1, 2019. For hospital discharges beginning on or after October 1, 2017 through September 30, 2026, the IPPS comparable per diem payment amount (including any applicable outlier payment) used to determine the site neutral payment rate is reduced by 4.6% after any annual payment rate update.
In addition, for cost reporting periods beginning on or after October 1, 2019, LTCHs must maintain an “LTCH discharge payment percentage” of at least 50% to continue to be reimbursed for Medicare fee-for-service patients at the dual rates of the LTCH-PPS. The “LTCH discharge payment percentage” is a ratio, expressed as a percentage, of Medicare fee-for-service (FFS) discharges not paid the site neutral payment rate (i.e., those meeting LTCH patient criteria) to the total number of Medicare FFS discharges occurring during the cost reporting period. If this percentage is lower than 50%, the LTCH is notified that all of its Medicare FFS discharges will be subject to payment adjustment beginning in the cost reporting period after it was notified. The payment adjustment will result in reimbursement at an IPPS equivalent payment rate. However, the LTCH will not be subject to this payment adjustment if it maintains an LTCH discharge payment percentage of at least 50% during a 6-month “probationary-cure period” immediately before the cost reporting period when the payment adjustment would apply, and during that cost reporting period. An LTCH that has been subject to this payment adjustment will be reinstated at the regular dual payment rates of the LTCH-PPS in the cost reporting period that begins after the LTCH is notified that its LTCH discharge payment percentage is at least 50%.
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
In response to the COVID-19 outbreak in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provided two temporary waivers regarding the site-neutral payment to LTCHs. The first waives the LTCH discharge payment percentage requirement for the cost reporting periods that include the emergency period. The second waives the application of the site neutral payment rate so that all LTCH cases admitted during the emergency period are paid the LTCH-PPS standard federal rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes” for further description of the CARES Act provisions.
Short Stay Outlier Policy
CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier (“SSO”). SSO cases are paid based on a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this policy, as the length of stay of a SSO case increases, the percentage of the per diem payment amounts based on the full MS-LTC-DRG standard federal payment rate increases and the percentage of the payment based on the IPPS comparable amount decreases.

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
Freestanding, HIH, and Satellite LTCHs
LTCHs may be organized and operated as freestanding facilities or as HIHs. As its name suggests, a freestanding LTCH is not located on the campus of another hospital. For such purpose, “campus” means the physical area immediately adjacent to a hospital’s main buildings, other areas, and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital’s campus. Conversely, an HIH is an LTCH that is located on the campus of another hospital. An LTCH, whether freestanding or an HIH, that uses the same Medicare provider number of an affiliated “primary site” LTCH is known as a “satellite.” Under Medicare policy, a satellite LTCH generally must be located within 35 miles of its primary site LTCH and be administered by such primary site LTCH. A primary site LTCH may have more than one satellite LTCH. CMS sometimes refers to a satellite LTCH that is freestanding as a “remote location.” LTCH HIHs and satellites must comply with certain requirements to show that they operate as part of the main LTCH, and not the co-located hospital. Some of these requirements no longer apply to LTCHs that are located on the same campus as an IRF, an inpatient psychiatric facility, or any other hospital excluded from the IPPS, provided that an IPPS hospital is not also located on that campus.
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
Fiscal Year 2023. On August 10, 2022, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). Certain errors in the final rule were corrected in documents published November 4, 2022 and December 13, 2022. The standard federal rate for fiscal year 2023 is $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 includes a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also includes an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. Once the public health emergency ends, which is expected to occur on May 11, 2023, CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $38,788, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
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
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule (“MPFS”). Outpatient rehabilitation providers may enroll in Medicare as institutional outpatient rehabilitation facilities (i.e., rehab agencies) or individual physical or occupational therapists in private practice. The majority of our providers are reimbursed through enrolled rehab agencies while the remaining balance of our clinicians are enrolled as individual physical or occupational therapists in private practice.
On an annual basis, our provider reimbursement under the MPFS is subject to changes by CMS, which may include adjustments in our reimbursement based on performance under the Merit-based Incentive Payment System (“MIPS”), and additional incentives for participation in alternative payment models (“APMs”). Historically, outpatient rehabilitation providers were not eligible to participate in the MIPS program. In 2019, CMS added physical and occupational therapists in private practice to the list of MIPS eligible clinicians. For enrolled therapists in private practice, payments under the MPFS are subject to adjustment in a later year based on their performance in MIPS according to established performance standards. Calendar year 2021 was the first year that payments were adjusted, based upon the therapist’s performance under MIPS in 2019. Providers in facility-based outpatient therapy settings, including rehab agencies, are excluded from MIPS eligibility and therefore not subject to this payment adjustment.

As required under the Medicare Access and CHIP Reauthorization Act (“MACRA”), a 0.0% percent update will be applied each year to the fee schedule payment rates for therapy services provided in 2020 through 2025, subject to adjustments under MIPS and APMs. In 2026 and subsequent years, eligible professionals participating in APMs who meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. To date, none of our outpatient rehabilitation providers participate in qualified APMs.
In the 2020 MPFS final rule, CMS revised coding, documentation guidelines, and increased the valuation for the evaluation and management (“E/M”) office visit codes, beginning in 2021. Because the MPFS is statutorily required to be budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million requires a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS cut the values of other codes to make up the difference, beginning in 2021.
In the 2021 MPFS final rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, therapy services provided in our outpatient rehabilitation clinics received an estimated 3.6% decrease in payment from Medicare in calendar year 2021. The Consolidated Appropriations Act, 2021, provided relief in the form of a one-time 3.75% increase in payments in calendar year 2021 for therapy services and other services paid under the MPFS.
In the calendar year 2022 MPFS final rule, CMS announced that Medicare payments for the therapy specialty were expected to decrease 1% in 2022. After CMS issued the final rule, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which provided in Section 3 a one-time 3% increase in payments in calendar year 2022 to offset most of the 3.75% cut to payments for therapy services and other services paid under the MPFS. In the final rule, CMS also adopted its plan to transition the MIPS program to MIPS Value Pathways (“MVPs”). CMS will begin the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. CMS plans to develop more MVPs from 2024 to 2027 and is considering that MVP reporting would become mandatory in 2028.
In the calendar year 2023 MPFS final rule, CMS announced that it calculated the payment rates for the MPFS as if the 3% payment increase in calendar year 2022 from the Protecting Medicare and American Farmers from Sequester Cuts Act was never applied. The statute stated that the 3% payment increase for 2022 shall not be taken into account in determining the payment rates for subsequent years. As a result, physician fee schedule payments were expected to decrease 4.5% in 2023. CMS stated in the final rule that it expects that its policies for 2023 would result in a 1% decrease in Medicare payments for the therapy specialty, but this decrease did not account for the effects of the end of the 3% payment increase from 2022. However, Congress passed the Consolidated Appropriations Act, 2023, which requires the Secretary to increase 2023 physician fee schedule payments by 2.5% and 2024 payments by 1.25%. As a result, payments under the 2023 MPFS physician fee schedule will decrease by 2% in 2023. Medicare payments were also due to decrease by an additional 4% in 2023 due to mandatory cuts required under the PAYGO Act of 2010. The Consolidated Appropriations Act, 2023, further delays PAYGO until 2025. The calendar year 2023 final rule also includes further development of MVPs. First, CMS revised the first set of seven MVPs that it adopted in the calendar year 2022 final rule. CMS removed certain improvement activities from these seven MVPs and added other quality measures for voluntary reporting by participants in these MVPs. In addition, CMS added five new MVPs that will be available for voluntary reporting for the calendar year 2023 performance period.
Therapy Caps
Outpatient therapy providers reimbursed under the MPFS have historically been subject to annual limits for therapy expenses. The Bipartisan Budget Act of 2018 repealed the annual limits on outpatient therapy, but the law preserves the former therapy cap amounts as thresholds above which claims must include a modifier as a confirmation that services are medically necessary as justified by appropriate documentation in the medical record. For calendar year 2022, this modifier threshold amount is $2,150. The $2,150 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. For calendar year 2023, the modifier threshold amount is $2,230. This amount is indexed annually by the Medicare Economic Index. Claims for services over the modifier threshold amounts without the modifier are denied. Along with the modifier threshold, the Bipartisan Budget Act of 2018 retained the targeted medical review process that was established in the Medicare Access and CHIP Reauthorization Act of 2015. For calendar year 2018 through calendar year 2028, all therapy claims exceeding $3,000 are subject to a targeted manual medical review process. The $3,000 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. Beginning in 2028 and in each calendar year thereafter, the threshold amount for claims requiring targeted manual medical review will increase by the percentage increase in the Medicare Economic Index.

Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the MPFS final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”). These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. In the final 2020 MPFS rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply. In the calendar year 2022 MPFS final rule, CMS implemented the final part of the requirements in the Bipartisan Budget Act of 2018 regarding PTA and OTA services. For dates of service on and after January 1, 2022, CMS will pay for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS also modified the de minimis standard for calendar year 2022. Specifically, CMS will allow a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint.
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
Medicaid Reimbursement of LTCH and IRF Services
The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Revenue generated directly from the Medicaid program represented approximately 3% of our critical illness recovery hospital segment revenue and 3% of our rehabilitation hospital segment revenue for the year ended December 31, 2022.
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

Medicare COVID-19 Vaccination Mandate for Health Care Staff
On November 5, 2021, CMS issued an interim final rule amending the Medicare conditions of participation for twenty-one provider types, including hospitals, to require that Medicare and Medicaid-certified providers implement COVID-19 vaccination requirements for their staff. Hospitals that do not comply with these requirements may be subject to enforcement actions, including termination of their Medicare and Medicaid provider agreements. Medicare and Medicaid-certified facilities in all states must maintain a 100% staff vaccination rate and any facility that fails to maintain such a rate is considered non-compliant. State survey agencies, accrediting organizations and CMS-contracted surveyors may perform compliance reviews with this vaccination requirement during initial certification surveys, recertification or reaccreditation surveys, and in response to complaint allegations. Although non-compliant facilities are at risk of termination from the Medicare and Medicaid programs, CMS has stated that its primary goal is to bring health care facilities into compliance and termination would generally occur only after a facility has an opportunity to make corrections and come into compliance.
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
Under the transparency and program integrity provisions of the Affordable Care Act (“ACA”), the exception to the federal self-referral law (the “Stark Law”) that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2022, we operated six hospitals that are owned in-part by physicians.

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
Fraud and Abuse Enforcement
Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid, and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment, and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in recent years, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. Revisions to the False Claims Act enacted in 2009 expanded significantly the scope of liability, provided for new investigative tools, and made it easier for whistleblowers to bring and maintain False Claims Act suits on behalf of the government. See “—Legal Proceedings”
From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services (“OIG”) issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan, and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs, or outpatient rehabilitation services or providers. For example, the OIG recently announced that it will (1) determine whether Medicare appropriately paid inpatient hospital claims for mechanical ventilation services, (2) conduct a nationwide audit of IRF claims, (3) determine whether recipients of Provider Relief Fund payments complied with Federal requirements and the terms and conditions for reporting and spending such payments, and (4) determine whether hospital policies for collecting Medicare deductible and coinsurance amounts from beneficiaries comply with Medicare bad debt regulations. We monitor government publications applicable to us to supplement and enhance our compliance efforts.
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

Provider-Based Status
The designation “provider-based” refers to circumstances in which a subordinate facility (such as a separately certified Medicare provider, a department of a provider, or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2022, we operated 18 critical illness recovery hospitals and eight rehabilitation hospitals that were treated as provider-based satellites of certain of our other facilities. In addition, 270 of the outpatient rehabilitation clinics we operated were provider-based and operated as departments of the rehabilitation hospitals we operated. We also provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.
Health Information Practices
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry, while maintaining the privacy and security of health information. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier), employers, health plans and individuals, security and electronic signatures, privacy, and enforcement. If we fail to comply with the HIPAA requirements, we could be subject to criminal penalties and civil sanctions. The privacy, security and enforcement provisions of HIPAA were enhanced by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which was included in the American Recovery and Reinvestment Act (“ARRA”). Among other things, HITECH establishes security breach notification requirements, allows enforcement of HIPAA by state attorneys general, and increases penalties for HIPAA violations.
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
IMPACT Act
In October 2014, President Obama signed the IMPACT Act into law. The IMPACT Act made a number of changes and additions to Medicare quality reporting for LTCHs, IRFs, skilled nursing facilities (“SNFs”), and home health agencies (“HHAs”). In addition, the IMPACT Act requires HHS and the Medicare Payment Advisory Commission (“MedPAC”) to develop a technical prototype for a unified post-acute care (“PAC”) prospective payment system (“PPS”) that could replace the four existing payment systems for LTCHs, IRFs, SNFs, and HHAs.

The IMPACT Act directed HHS to begin requiring providers to report certain standardized patient assessment data to CMS. HHS had to adopt this reporting requirement by October 1, 2018, for LTCHs, IRFs, and SNFs, and by January 1, 2019, for HHAs. The IMPACT Act also required CMS to adopt and implement new cross-setting quality measures addressing, at a minimum, the following quality domains: (1) functional status, cognitive function, and changes in function and cognitive function; (2) skin integrity and changes in skin integrity; (3) medication reconciliation; (4) incidence of major falls; and (5) providing for the transfer of health information and treatment preferences of the patient upon transition from a hospital or critical access hospital to another setting, including a PAC provider or the individual’s home, or upon transition from a PAC provider to another setting including a different PAC provider, hospital, critical access hospital, or the individual’s home. Next, the IMPACT Act required that by October 1, 2016, for LTCHs, IRFs, and SNFs, and by January 1, 2017, for HHAs, CMS specify resource use and other measures for inclusion in the applicable reporting provisions. At a minimum, the resource use measures must include the following resource use domains: (1) resource use measures, including total estimated Medicare spending per beneficiary; (2) discharge to community; and (3) measures to reflect all-condition risk-adjusted hospitalization rates of potentially preventable readmission rates. CMS began implementing the IMPACT Act’s data reporting requirements in the FY 2016 rulemakings for LTCHs, IRFs, SNFs, and HHAs.
In addition to the new reporting requirements, the IMPACT Act outlined a process for the potential development of a unified PAC PPS. The IMPACT Act does not require CMS to adopt a unified PAC PPS, nor does it provide CMS with specific authority to implement a new payment system. However, the IMPACT Act does require HHS and MedPAC to submit a series of reports to Congress with recommendations and a technical prototype for a PAC PPS. These recommendations and prototypes could become the basis of future legislation that would create a unified PAC PPS to replace some or all of the existing Medicare payment systems for LTCHs, IRFs, SNFs, and HHAs. MedPAC submitted the first report to Congress in June 2016. The report included recommended features for a unified PAC payment system based on the Post-Acute Payment Reform Demonstration (“PAC-PRD”). In July 2022, HHS submitted its report to Congress with a technical prototype for a united PAC PPS developed around criteria stated in the IMPACT Act. Under this payment system prototype, a Medicare beneficiary would be assigned to one of 32 Unified PAC Clinical Groups (“UPCGs”) and to a PAC Case-Mix Group (“P-CMG”) specific to the UPCG. The combination of the assigned UPCG and P-CMG would determine the base payment weight, which is then adjusted according to certain factors, including beneficiary comorbidities and provider type. There are three general categories of UPCGs in the prototype which are intended to represent the patient’s primary reason for needing PAC care: (1) Rehabilitation and Therapy-Focused, (2) Medical and Diagnosis-Focused, and (3) Medication Management, Teaching and Assessment. Each UPCG has its own P-CMGs to differentiate patients based on their clinical characteristics and relative costliness. The report states that universal implementation of a unified PAC PPS cannot be accomplished under CMS’s existing statutory authority. By June 30, 2023, MedPAC is to submit an additional report to Congress with recommendations and a technical prototype for a new PAC payment system that would satisfy the same criteria HHS was directed to use.
Price Transparency
Starting January 1, 2021, new regulations went into effect requiring hospitals to provide clear and accessible pricing information online regarding the items and services they provide. First, a new regulation requires hospitals to provide a machine readable file containing the following standard charges for all items and services provided by the hospital: gross charges, discounted cash prices, payer-specific negotiated charges, and de-identified minimum and maximum negotiated charges. Second, hospitals must provide a consumer-friendly display of standard charges for at least 300 “shoppable services” that consumers can schedule in advance. If a hospital does not offer 300 “shoppable services,” then the hospital must provide the consumer-friendly display of standard charges for all of the “shoppable services” that it does provide. For each “shoppable service,” hospitals must provide: discounted cash prices, payer-specific negotiated charges, and de-identified minimum and maximum negotiated charges. For hospitals that do not comply with these requirements, CMS may issue a warning notice, request a corrective action plan, and impose a civil monetary penalty that is publicized on the CMS website. These regulations were promulgated by the Trump administration and, on July 9, 2021, President Biden issued an Executive Order directing HHS to support the new price transparency regulations. On November 16, 2021, CMS issued a final rule that increased the maximum fines for hospitals that do not comply with the price transparency regulations. In 2021, non-compliant hospitals are subject to a fine of $300 per day. Beginning on January 1, 2022, non-compliant hospitals with 30 or fewer beds are still subject to a fine of $300 per day, not to exceed $2,007,500 per hospital per year. However, beginning January 1, 2022, non-complaint hospitals with 31 or more beds are subject to a fine in an amount that is equal to the number of hospital beds times 10, not to exceed $5,500 per day and $2,007,500 per year for each hospital. The maximum fine amounts are subject to increase annually using a multiplier determined by the Office of Management and Budget. CMS also revised its price transparency regulations to require that starting January 1, 2022, hospitals must make their standard charge information easily accessible without barriers. This includes providing the charge information in a manner that it can be accessed by automated searches and direct file downloads.

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
Starting January 1, 2022, the interim final rule’s new regulations apply to patients with health insurance coverage from a group health plan (including a self-insured group health plan) or from an individual market health insurance issuer. First, if a plan provides coverage for emergency services, the interim final rule requires that emergency services must be covered: (1) without prior authorization; (2) regardless of whether the provider is an in-network provider or an in-network emergency facility; and (3) regardless of any other term or condition of the plan or coverage other than the exclusion or coordination of benefits, or a permitted affiliation or waiting period. Second, the interim final rule includes new limits on patient cost-sharing obligations for out-of-network services. Specifically, patient cost-sharing amounts for emergency services provided by out-of-network emergency facilities and out-of-network providers, and certain non-emergency services furnished by out-of-network providers at certain in-network facilities, must be calculated based on one of the following amounts: (1) an amount determined by an applicable All-Payer Model Agreement under section 1115A of the Social Security Act; (2) a specified state law if there is no such All-Payer Model Agreement; or (3) if neither of the above apply, the lesser amount of either the billed charge or the qualifying payment amount, which is generally the plan or issuer’s median contracted rate. Third, the interim final rule prohibits non-participating providers, health care facilities, and providers of air ambulance services from balance billing participants, beneficiaries, and enrollees in certain situations. Fourth, the interim final rule establishes that the total amount to be paid to an out-of-network provider or facility, including any cost-sharing, is based on: (1) an amount determined by an applicable All-Payer Model Agreement under section 1115A of the Social Security Act; (2) a specified state law if there is no such All-Payer Model Agreement; or (3) an amount agreed upon by the plan or issuer and the provider or facility if there is no such Agreement or state law. If none of these three circumstances apply, then the amount is determined by an independent dispute resolution (“IDR”) entity. Fifth, a new regulation requires providers and facilities to make publicly available and provide patients with a one-page notice regarding the requirements and prohibitions applicable to the provider or facility regarding balance billing, any applicable state balance billing prohibitions or limitations, and information on how to contact appropriate state and federal agencies if the patient believes the provider or facility has violated the requirements described in the notice. Finally, the interim final rule establishes a process for HHS to receive and resolve complaints regarding information that any health care provider, provider of air ambulance services, or health care facility may be failing to meet the requirements set forth in the interim final rule. Because these new regulations were adopted through an interim final rule with comment period, they may be modified after CMS reviews public comments. The comment period closed on September 7, 2021.
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

The Texas Medical Association filed a lawsuit against HHS arguing that the rule requiring an arbitrator to rely on the QPA during arbitration was inconsistent with the No Surprises Act and did not go through the proper notice and comment process. The judge agreed with the Texas Medical Association and vacated parts of the final rule. Following this decision, HHS issued a revised final rule on August 26, 2022. The rule removed the rebuttable presumption that the QPA is the appropriate payment amount, but the QPA is still the first payment rate that IDR entities must consider. On September, 22, 2022, the Texas Medical Association filed another lawsuit against HHS challenging this revised rule on the basis that the QPA is still the benchmark rate despite HHS’s elimination of the rebuttable presumption.
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
Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of February 23, 2023:

Name	Age	Position
Robert A. Ortenzio	65	Executive Chairman and Co-Founder
Rocco A. Ortenzio	90	Vice Chairman and Co-Founder
David S. Chernow	65	President and Chief Executive Officer
Martin F. Jackson	68	Executive Vice President and Chief Financial Officer
John A. Saich	54	Executive Vice President and Chief Administrative Officer
Michael E. Tarvin	62	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	62	Senior Vice President and Chief Accounting Officer
Robert G. Breighner, Jr.	53	Vice President, Compliance and Audit Services and Corporate Compliance Officer
Thomas P. Mullin	39	Executive Vice President, Hospital Operations
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
Risks Related to Our Business
Adverse economic conditions including an inflationary economic environment in the U.S. or globally could adversely affect us.
Our business is exposed to fluctuating market conditions, including rising interest rates. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition or results of operations, as it could negatively impact our current and prospective patients, adversely affect the financial ability of health insurers to pay claims, adversely impact our ability to pay our expenses, and limit our ability to obtain financing for our operations.
Healthcare spending in the U.S. could be negatively affected in the event of a downturn in economic conditions. For example, patients who have lost their jobs or healthcare coverage may no longer be covered by an employer-sponsored health insurance plan and patients reducing their overall spending may elect to decrease the frequency of visits to our facilities or forgo elective treatments or procedures, thereby reducing demand for our services. A reduction in workforce may also lead to declines in workers’ compensation claims, which may adversely affect Concentra’s business. Approximately 59% of Concentra’s revenue was generated from the treatment of workers’ compensation claims in 2022.
Inflation has increased throughout the U.S. economy. In an inflationary environment, we may continue to experience increases in the prices of labor and other costs of doing business. Cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
Labor shortages, increased employee turnover, increases in employee-related costs, and union activity could have adverse effects including significant increases in our operating costs.
We have experienced and may continue to experience decreased profitability due to increased employee-related costs. A number of factors contribute to increased labor costs, such as constrained staffing due to a shortage of healthcare workers, increased dependence on contract clinical workers, the cost of recruiting and training new employees, the cost of retaining existing staff, and other government regulations, which include laws and regulations related to workers’ health and safety.
Our critical illness recovery hospitals and our rehabilitation hospitals are highly dependent on nurses, our outpatient rehabilitation division is highly dependent on therapists for patient care, and Concentra is highly dependent upon the ability of its affiliated professional groups to recruit and retain qualified physicians and other licensed providers. The market for qualified healthcare professionals is highly competitive. Difficulties in attracting and retaining qualified healthcare personnel can limit our ability to staff our facilities. It has also led us to use agency clinical staff in our facilities, which can increase our costs and lower our margins. Additionally, the cost of attracting, training, and retaining qualified healthcare personnel may be higher than historical trends and, as a result, our profitability could decline.
While we have historically experienced some level of ordinary course employee turnover, the impact of the COVID-19 pandemic and resulting actions have exacerbated labor shortages and increased employee turnover. Increased employee turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand, increased compensation and bonuses to attract and retain employees, and incremental training costs.
An overall or prolonged labor shortage, lack of skilled labor, increased employee turnover or continued increase in the cost of recruiting and retaining employees could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
In addition, United States healthcare providers are continuing to see an increase in the amount of union activity. Though we cannot predict the degree to which we will be affected by future union activity, there may be legislative or executive actions that could result in increased union activity.

The ongoing effects of the COVID-19 pandemic creates uncertainties about our future operating results and financial conditions.
The COVID-19 pandemic has had an impact on our business and results of operations, financial position, and cash flows. Prolonged volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic could have a negative impact on our business and overall financial position. Other factors and uncertainties include, but are not limited to increased operational costs associated with operating during a pandemic; evolving macroeconomic factors, including general economic uncertainty, increased labor costs, and recessionary pressures; capital and other resources needed to respond to the pandemic; along with the severity and duration of the pandemic, including whether there are additional outbreaks or spikes in the number of COVID-19 cases, future mutations or related strains of the virus in areas in which we operate. These risks and their impacts are difficult to predict and could continue to otherwise disrupt and adversely affect our operations and our financial performance.
Our critical illness recovery hospitals and rehabilitation hospitals may continue to experience constrained staffing levels and increased operating costs resulting from increased usage of contract clinical labor due to the overwhelming need for healthcare professionals, particularly in areas that are heavily impacted by the COVID-19 pandemic. Moreover, a shortage in labor due to quarantined employees, employees choosing not to return to work, and increased labor costs could result from the latest variants of COVID-19. Our hospitals may experience increased operating costs resulting from shortages of medical supplies, including personal protective equipment, and supply chain disruptions.
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
Because of improvements in workplace safety, greater access to health insurance, and the continued transition from a manufacturing-based economy to a service-based economy, workers are generally healthier and less prone to injuries. Increases in employer-sponsored wellness and health promotion programs have led to fitter and healthier employees who may be less likely to injure themselves on the job. A decline in workplace injuries and illness may cause the number of workers’ compensation claims to decrease, which may adversely affect Concentra’s business.
If there are changes in the rates or methods of Medicare reimbursements for our services, our revenue and profitability could decline.
Revenues from providing services to patients covered under the Medicare program represented approximately 25%, 23%, and 23% of our revenue for the years ended December 31, 2020, 2021, and 2022, respectively.
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
As of December 31, 2022, we operated 103 critical illness recovery hospitals, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care hospital IPPS at rates generally lower than the rates under the LTCH-PPS.
CMS has issued temporary waivers that exempt LTCHs from the 25 day average length of stay requirement for all cost reporting periods that include the COVID-19 pandemic health emergency. When such waivers are lifted, LTCHs will again be required to comply with this rule. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
Similarly, our HIHs must meet conditions of participation in the Medicare program and additional criteria establishing separateness from the hospital with which the HIH shares space. If our critical illness recovery hospitals fail to meet or maintain the standards for certification as LTCHs, they will receive payment under the general acute care hospitals IPPS which is generally lower than payment under the system applicable to LTCHs. Payments at rates applicable to general acute care hospitals would result in our hospitals receiving significantly less Medicare reimbursement than they currently receive for their patient services.
Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics may reduce our future revenue and profitability.
Our outpatient rehabilitation clinics receive payments from the Medicare program under the Medicare physician fee schedule. In the calendar year 2023 physician fee schedule final rule, CMS announced that Medicare payments for the therapy specialty are expected to decrease 1% in 2023. After CMS issued the final rule, Congress passed the Health Extenders, Improving Access to Medicare, Medicaid, and CHIP, and Strengthening Public Health Act of 2022, which provided a one-time 2.5% increase in payments in calendar year 2023 to offset some of the 4.5% cut to payments for therapy and other services paid under the physician fee schedule that otherwise would have occurred in calendar year 2023.

In addition, the Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the physician fee schedule be adjusted starting in 2019 based on performance in a MIPS and additional incentives for participation in APMs. The specifics of the MIPS and incentives for participation in APMs will be subject to future notice and comment rule-making. In 2019, CMS added physical and occupational therapists to the list of MIPS eligible clinicians. For these therapists in private practice, payments under the fee schedule are subject to adjustment in a later year based on their performance in MIPS according to established performance standards. Calendar year 2021 was the first year that payments were adjusted, based upon the therapist’s performance under MIPS in 2019. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. Providers in facility-based outpatient therapy settings are excluded from MIPS eligibility and therefore not subject to this payment adjustment. It is unclear what impact, if any, the MIPS and incentives for participation in alternative payment models will have on our business and operating results, but any resulting administrative burden or decrease in payment may reduce our future revenue and profitability.
In the calendar year 2022 physician fee schedule final rule, CMS also adopted its plan to transition the MIPS program to MVPs. CMS will begin the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. In the calendar year 2023 physician fee schedule final rule, CMS revised the initial set of MVPs and added five new MVPs. Beginning in 2026, multispecialty groups must form subgroups to report MVPs. CMS plans to develop more MVPs from 2024 to 2027 and is considering that MVP reporting would become mandatory in 2028. Each MVP would include population health claims-based measures and require clinicians to report on the Promoting Interoperability performance category measures. In addition, MVP participants would select certain quality measures and improvement activities and then report data for such measures and activities. At this time, it is unclear the impact that the transition to MVPs will have on our business and operating results, however, any resulting administrative burden or decrease in reimbursement rates may reduce our future revenue and profitability.
The nature of the markets that Concentra serves may constrain its ability to raise prices at rates sufficient to keep pace with the inflation of its costs.
Rates of reimbursement for work-related injury or illness visits in Concentra’s occupational health services business are established through a legislative or regulatory process within each state that Concentra serves. Currently, Concentra has operations in 36 states and the District of Columbia, which have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are generally reimbursed based on usual, customary and reasonable rates charged in the particular state in which the services are provided. Given that Concentra does not control these processes, it may be subject to financial risks if individual jurisdictions reduce rates or do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of Concentra’s costs of service.
If our rehabilitation hospitals fail to comply with the 60% Rule or admissions to IRFs are limited due to changes to the diagnosis codes on the presumptive compliance list, our revenue and profitability may decline.
As of December 31, 2022, we operated 31 rehabilitation hospitals, all of which were certified by Medicare as IRFs. Our rehabilitation hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF’s total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the “60% Rule.” Compliance with the 60% Rule is demonstrated through a two-step process. The first step is the “presumptive” method, in which patient diagnosis codes are compared to a “presumptive compliance” list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility’s medical records to assess compliance.
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
CMS has issued temporary waivers in response to the COVID-19 pandemic that allow IRFs, IRF units and hospitals and units applying to be classified as IRFs to exclude patients admitted solely to respond to the public health emergency from the 60% Rule. When such waivers are lifted, our IRFs will again be required to comply with the requirements of the 60% Rule. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”

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
We lease most of our critical illness recovery hospitals under short-term leases with terms of less than ten years. These leases generally cannot be renewed or extended without the written consent of the landlords thereunder. If we cannot renew or extend a significant number of our existing leases, or if the terms for lease renewal or extension offered by landlords on a significant number of leases are unacceptable to us, then the loss of multiple leases close in time could materially and adversely affect our business, financial condition, and results of operations.
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

Our information technology systems and those of our vendors that process, maintain, and transmit such data are subject to computer viruses, cyber attacks, or breaches. We adhere to policies and procedures reasonably designed to promote compliance with HIPAA and other applicable privacy and information security laws. Employees are required to complete annual training regarding these laws. Additionally, we perform security risk assessments of third-party vendors and continuously monitor compliance with HIPAA and other applicable privacy laws. Failure to maintain the security and functionality of our information systems and related software, or to defend a cybersecurity attack or other attempt to gain unauthorized access to our or third-party’s systems, facilities, or patient health information could expose us to a number of adverse consequences, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, reputational harm, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), fines, litigation with those affected by the data breach, loss of customers, disputes with payors, and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations, and liquidity. Although we maintain cyber liability insurance to protect us from losses related to cyber attacks and breaches, not every risk or liability can be insured, and for risks that are insurable, our policy limits and terms of coverage may not be sufficient to cover all actual losses or liabilities incurred.
Furthermore, while our information technology systems are maintained with safeguards protecting against cyber attacks, including intrusion protection, firewalls, and malware detection, these safeguards do not ensure that a significant cyber attack could not occur. A cyber attack that bypasses our information technology security systems, or those of our third-party vendors, could cause the loss of protected health information, or other data subject to privacy laws, the loss of proprietary business information, or a material disruption to our or a third-party vendor’s information technology business systems resulting in a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation, or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident. We provide our employees with training at least annually on important measures they can take to prevent breaches and other cyber threats. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advance persistent threats. Similarly, in recent years, several hospitals have reported being the victim of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. While we are not aware of having experienced a material cyber breach or attack to date, we are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations.
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
The IMPACT Act requires the submission of standardized data by certain healthcare providers. Specifically, the IMPACT Act requires, among other significant activities, that LTCHs, IRFs, SNFs, and HHAs report standardized patient assessment data to CMS for cross-setting quality measures, resource use measures, and standardized patient assessment data elements. To the extent that such reporting requirements have been incorporated into the Medicare quality reporting programs, failure to report such data as required will subject providers to a 2% reduction to their annual payment update for the fiscal year that follows the reporting period. As CMS adds new measures to the Medicare quality reporting programs to implement the IMPACT Act, the burden to report data increases. Moreover, when CMS adds other measures to the quality reporting programs, provider reporting obligations become more burdensome. For example, CMS recently added a COVID-19 Vaccination Coverage Among Healthcare Personnel measure to the LTCH, IRF, and SNF quality reporting programs. The adoption of additional quality reporting measures for our hospitals to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. This includes the additional burden from the fiscal year 2023 IRF-PPS final rule to require IRFs, starting with discharges after October 1, 2024, to collect data using the IRF Patient Assessment Instrument for all IRF patients, regardless of payer. Currently, CMS only requires IRFs to complete the IRF Patient Assessment Instrument for Medicare beneficiaries (Part A and Part C).
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
The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics, occupational health centers, and other healthcare providers for patients. If we are unable to compete effectively in the critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and occupational health services businesses, our ability to retain customers and physicians, or maintain or increase our revenue growth, price flexibility, control over medical cost trends, and marketing expenses may be compromised and our revenue and profitability may decline.
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
We currently maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or are operated through a joint venture. For our wholly owned hospital and outpatient clinic operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $37.0 million for professional malpractice liability insurance and $40.0 million for general liability insurance. For our Concentra center operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $19.0 million for professional malpractice liability and $19.0 million for general liability insurance. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For our joint venture operations, we have designed a separate insurance program that responds to the risks of specific joint ventures. Most of our joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. We also maintain additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by our professional and general liability insurance policies. Our insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. See “Business—Government Regulations—Other Healthcare Regulations”

Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.
Our executives and directors, beneficially own, in the aggregate, approximately 19.14% of Holdings’ outstanding common stock as of February 1, 2023. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs, and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

Risks Related to Our Capital Structure
Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
We have a substantial amount of indebtedness. As of December 31, 2022, we had approximately $3,879.6 million of total indebtedness. Our indebtedness could have important consequences to you. For example, it:
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
•makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates, subject to our interest rate cap agreement;
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
As of December 31, 2022, we were required to maintain our leverage ratio (the ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 7.00 to 1.00. At December 31, 2022, our leverage ratio was 5.96 to 1.00.
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
We and our subsidiaries may be able to incur additional indebtedness in the future. Although our credit facilities and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2022, we had $148.5 million of availability under our revolving facility (as defined below) (after giving effect to $445.0 million of outstanding borrowings and $56.5 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.
Changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our debt.
Amounts drawn under our credit facilities bear interest rates at the election of the borrower, in relation to LIBOR or an alternate base rate. On March 5, 2021, the Financial Conduct Authority (“FCA”) in the U.K. announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month USD LIBOR terms and all sterling, euro, Swiss franc and Japanese yen settings, and (ii) immediately after June 30, 2023, in the case of the one-, three-, six-, and 12-month USD LIBOR terms. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing LIBOR with alternative reference rates based on the Secured Overnight Financing Rate. Our credit facilities contain certain provisions concerning the possibility that LIBOR may cease to exist, and that an alternative reference rate may be chosen. However, if LIBOR in fact ceases to exist, and no rate is acceptable to Select or JPMorgan Chase Bank, N.A., as agent to our credit agreement, amounts drawn under our credit facilities would be subject to the alternate base rate, which may be a higher interest rate than LIBOR which would increase our interest expense. As a result, we may need to renegotiate our credit facilities and may not be able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the credit facilities with favorable terms could have a material adverse effect on our business, financial position, and operating results.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 1B.    Unresolved Staff Comments.
    None.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, occupational health centers, and our corporate headquarters. We own 23 of our critical illness recovery hospitals, nine of our rehabilitation hospitals, one of our outpatient rehabilitation clinics, and nine of our Concentra occupational health centers throughout the United States. As of December 31, 2022, we leased 80 of our critical illness recovery hospitals, 11 of our rehabilitation hospitals, 1,621 of our outpatient rehabilitation clinics, and 531 of our Concentra occupational health centers.
We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. As of December 31, 2022, our corporate headquarters is approximately 292,173 square feet and is located in Mechanicsburg, Pennsylvania.
The following is a list by state of the number of facilities we operated as of December 31, 2022.

	Critical Illness Recovery Hospitals(1)	Rehabilitation Hospitals(1)	Outpatient Rehabilitation Clinics(1)	Concentra Occupational Health Centers(2)	Total Facilities
Alabama	1	—	26	—	27
Alaska	—	—	12	1	13
Arizona	3	4	62	16	85
Arkansas	2	—	1	2	5
California	1	1	97	101	200
Colorado	—	—	50	26	76
Connecticut	—	—	63	10	73
Delaware	1	—	12	1	14
District of Columbia	—	—	5	—	5
Florida	12	2	129	31	174
Georgia	4	1	71	15	91
Hawaii	—	—	—	1	1
Illinois	—	—	80	17	97
Indiana	3	—	35	14	52
Iowa	2	—	27	3	32
Kansas	2	—	15	4	21
Kentucky	2	—	71	8	81
Louisiana	—	2	2	3	7
Maine	—	—	35	7	42
Maryland	—	—	68	12	80
Massachusetts	—	—	23	2	25
Michigan	10	—	41	18	69
Minnesota	1	—	28	6	35
Mississippi	4	—	1	—	5
Missouri	3	3	104	15	125
Nebraska	1	—	2	3	6
Nevada	—	1	20	8	29
New Hampshire	—	—	5	3	8
New Jersey	3	4	169	24	200
New Mexico	—	—	—	4	4
North Carolina	2	—	43	8	53
Ohio	15	5	109	17	146
Oklahoma	2	—	30	8	40
Oregon	—	—	4	4	8
Pennsylvania	9	2	225	32	268
Rhode Island	—	—	—	2	2
South Carolina	2	—	25	5	32
South Dakota	1	—	—	—	1
Tennessee	6	—	21	9	36
Texas	3	5	145	53	206
Utah	—	—	—	6	6
Vermont	—	—	—	2	2
Virginia	1	1	44	8	54
Washington	—	—	14	16	30
West Virginia	4	—	6	—	10
Wisconsin	3	—	8	15	26
Total Company	103	31	1,928	540	2,602
_______________________________________________________________________________
(1)    Includes managed critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics, respectively.
(2)    Our Concentra segment also had operations in New York and the District of Columbia.
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
Holders
At the close of business on February 1, 2023, Holdings had 127,173,871 shares of common stock issued and outstanding. As of that date, there were 131 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
Dividend Policy
Holdings’ board of directors declared the following dividends during the year ended December 31, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount
				(in thousands)
February 17, 2022	March 4, 2022	March 16, 2022	$0.125	$16,691
May 5, 2022	May 19, 2022	June 1, 2022	$0.125	$16,108
August 2, 2022	August 16, 2022	September 2, 2022	$0.125	$15,893
November 2, 2022	November 16, 2022	November 29, 2022	$0.125	$15,897
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

Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2017, with dividends being reinvested on the date paid through and including the market close on December 31, 2022 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

$200
$180
$160
$140
$120
$100
$80
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
SEM
SPSIHP
S&P 500

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Select Medical Holdings Corporation (SEM)	$100.00	$86.97	$132.24	$156.71	$168.44	$145.19
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$102.35	$121.19	$161.19	$176.41	$141.01
S&P 500	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61

Purchases of Equity Securities by the Issuer
Holdings’ board of directors authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The program will remain in effect until December 31, 2023, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023.
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 – October 31, 2022(1)	74,543	$25.68	—	$399,677,961
November 1 – November 31, 2022	—	—	—	399,677,961
December 1 – December 31, 2022	—	—	—	399,677,961
Total	74,543	$25.68	—	$399,677,961
_______________________________________________________________________________
(1)    The shares purchased represent common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read this discussion together with the consolidated financial statements and accompanying notes included elsewhere herein.
This section of this 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2022, we had operations in 46 states and the District of Columbia. We operated 103 critical illness recovery hospitals in 28 states, 31 rehabilitation hospitals in 12 states, 1,928 outpatient rehabilitation clinics in 39 states and the District of Columbia, 540 occupational health centers in 41 states, and 147 onsite clinics at employer worksites as of December 31, 2022.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $6,333.5 million for the year ended December 31, 2022. Of this total, we earned approximately 35% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA.

	For the Year Ended December 31,
	2020	2021	2022
	(in thousands)
Net income	$344,606	$499,949	$198,026
Income tax expense	111,867	129,773	62,553
Interest expense	153,011	135,985	169,111
Interest income	—	(5,350)	—
Gain on sale of businesses	(12,387)	(2,155)	—
Equity in earnings of unconsolidated subsidiaries	(29,440)	(44,428)	(26,407)
Income from operations	567,657	713,774	403,283
Stock compensation expense:
Included in general and administrative	22,053	24,598	30,555
Included in cost of services	5,197	6,342	7,200
Depreciation and amortization	205,659	202,645	205,825
Adjusted EBITDA	$800,566	$947,359	$646,863

Effects of the COVID-19 Pandemic on our Results of Operations
The COVID-19 pandemic caused disruptions in each of our segments. These disruptions were most significant within our outpatient rehabilitation and Concentra segments, both of which experienced significant declines in patient volume during the year ended December 31, 2020. Beginning in March 2021, these segments began experiencing patient visit volumes which approximated or exceeded the levels experienced in the months prior to the widespread emergence of COVID-19 in the United States. As illustrated in the tables below, which present revenue and certain operating statistics for each of our segments for the years ended December 31, 2022, 2021, and 2020 as well as the comparable pre-COVID-19 pandemic period in 2019, our revenue and patient volume were only temporarily impacted by the effects of COVID-19 pandemic.
Our businesses have, however, experienced other challenges exacerbated by the pandemic, including constrained staffing due to a shortage of healthcare workers, an increased usage of high-cost contract clinical workers, and increased costs associated with retaining existing and recruiting new employees, which have caused significant increases in our labor costs. The effects of these challenges and other changes in the business environment on our segment operating results are described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Statistics” for a discussion regarding the uses and calculations of the metrics provided below.

	Critical Illness Recovery Hospital
	Year Ended December 31,
	2019	2020	2021	2022
Revenue (in thousands)	$1,836,518	$2,077,499	$2,246,772	$2,234,132
Patient Days	1,038,361	1,111,756	1,133,039	1,127,911
Occupancy Rate	68%	71%	71%	69%
Number of Hospitals(1)	100	99	104	103

	Rehabilitation Hospital
	Year Ended December 31,
	2019	2020	2021	2022
Revenue (in thousands)	$670,971	$734,673	$849,340	$916,763
Patient Days	353,031	370,833	414,701	430,547
Occupancy Rate	76%	78%	83%	85%
Number of Hospitals(1)	19	19	20	20

	Outpatient Rehabilitation
	Year Ended December 31,
	2019	2020	2021	2022
Revenue (in thousands)	$1,046,011	$919,913	$1,084,361	$1,125,282
Visits	8,719,282	7,593,344	9,193,624	9,573,980
Working Days(2)	255	256	254	255

	Concentra
	Year Ended December 31,
	2019	2020	2021	2022
Revenue (in thousands)	$1,628,817	$1,501,434	$1,732,041	$1,724,359
Visits	12,068,865	10,627,904	12,052,724	12,579,468
Working Days(2)	254	255	254	255
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

Summary Financial Results
Net income was $198.0 million, $499.9 million, and $344.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Net income included pre-tax gains on sales of businesses of $2.2 million and $12.4 million during the years ended December 31, 2021 and 2020, respectively.
The following tables reconcile our segment performance measures to our consolidated operating results for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,234,132	$916,763	$1,125,282	$1,724,359	$333,002	$6,333,538
Operating expenses	(2,127,233)	(718,970)	(1,023,422)	(1,392,475)	(491,096)	(5,753,196)
Depreciation and amortization	(61,565)	(27,814)	(32,663)	(73,667)	(10,116)	(205,825)
Other operating income	4,445	241	—	312	23,768	28,766
Income (loss) from operations	49,779	170,220	69,197	258,529	(144,442)	403,283
Depreciation and amortization	61,565	27,814	32,663	73,667	10,116	205,825
Stock compensation expense	—	—	—	2,141	35,614	37,755
Adjusted EBITDA	$111,344	$198,034	$101,860	$334,337	$(98,712)	$646,863
Adjusted EBITDA margin	5.0%	21.6%	9.1%	19.4%	N/M	10.2%

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,246,772	$849,340	$1,084,361	$1,732,041	$292,001	$6,204,515
Operating expenses	(1,998,660)	(664,636)	(946,086)	(1,379,566)	(443,176)	(5,432,124)
Depreciation and amortization	(53,094)	(27,677)	(29,592)	(82,210)	(10,072)	(202,645)
Other operating income	19,881	—	—	34,999	89,148	144,028
Income (loss) from operations	214,899	157,027	108,683	305,264	(72,099)	713,774
Depreciation and amortization	53,094	27,677	29,592	82,210	10,072	202,645
Stock compensation expense	—	—	—	2,142	28,798	30,940
Adjusted EBITDA	$267,993	$184,704	$138,275	$389,616	$(33,229)	$947,359
Adjusted EBITDA margin	11.9%	21.7%	12.8%	22.5%	N/M	15.3%

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,077,499	$734,673	$919,913	$1,501,434	$298,194	$5,531,713
Operating expenses	(1,735,072)	(581,470)	(840,749)	(1,252,200)	(438,918)	(4,848,409)
Depreciation and amortization	(51,531)	(27,727)	(29,009)	(87,865)	(9,527)	(205,659)
Other operating income	—	—	—	1,146	88,866	90,012
Income (loss) from operations	290,896	125,476	50,155	162,515	(61,385)	567,657
Depreciation and amortization	51,531	27,727	29,009	87,865	9,527	205,659
Stock compensation expense	—	—	—	2,512	24,738	27,250
Adjusted EBITDA	$342,427	$153,203	$79,164	$252,892	$(27,120)	$800,566
Adjusted EBITDA margin	16.5%	20.9%	8.6%	16.8%	N/M	14.5%

The following tables summarize the changes in our segment performance measures for the year-to-date periods specified below.

	2022 Compared to 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	(0.6)%	7.9%	3.8%	(0.4)%	14.0%	2.1%
Change in income (loss) from operations	(76.8)%	8.4%	(36.3)%	(15.3)%	N/M	(43.5)%
Change in Adjusted EBITDA	(58.5)%	7.2%	(26.3)%	(14.2)%	N/M	(31.7)%

	2021 Compared to 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	8.1%	15.6%	17.9%	15.4%	(2.1)%	12.2%
Change in income (loss) from operations	(26.1)%	25.1%	116.7%	87.8%	N/M	25.7%
Change in Adjusted EBITDA	(21.7)%	20.6%	74.7%	54.1%	N/M	18.3%
_______________________________________________________________________________
N/M    Not meaningful.
Significant Events
Dividend Payments
On February 17, 2022, May 5, 2022, August 2, 2022, and November 2, 2022, our board of directors declared cash dividends, each in the amount of $0.125 per share. Cash dividends totaling $64.6 million were paid during the year ended December 31, 2022.
Financing Transactions
On February 21, 2023, Select entered into Amendment No. 6 to the credit agreement. Amendment No. 6 extended the maturity date on $530.0 million of the total borrowing capacity of $650.0 million under the revolving facility to March 6, 2025; however, in the event that our term loan is not refinanced by January 3, 2025, the maturity date for those revolving borrowings will be January 3, 2025.

Regulatory Changes
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Revenues from providing services to patients covered under the Medicare program represented approximately 25%, 23%, and 23% of our revenue for the years ended December 31, 2020, 2021, and 2022, respectively.
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
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, October 23, 2020, January 21, 2021, April 21, 2021, July 20, 2021, October 18, 2021, January 16, 2022, April 16, 2022, July 15, 2022, October 13, 2022, and January 11, 2023. On January 30, 2023, the Biden administration announced that it intends to extend the public health emergency declaration until May 11, 2023, and end the emergency declaration on that date. On February 9, 2023, the HHS Secretary issued a final 90-day renewal of the public health emergency, effective on February 11, 2023, and confirmed that it would end on May 11, 2023.
On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the CHIP program pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
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
iii.Medicare expanded the types of health care professionals who can furnish telehealth services to include all those who are eligible to bill Medicare for their professional services. This allows health care professionals who were previously ineligible to furnish and bill for Medicare telehealth services, including physical therapists, occupational therapists, speech language pathologists, and others, to receive payment for Medicare telehealth services. The Health Extenders, Improving Access to Medicare, Medicaid, and CHIP, and Strengthening Public Health Act of 2022 extended this expansion of eligible practitioners for telehealth services until December 31, 2024.
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
In the Health Extenders, Improving Access to Medicare, Medicaid, and CHIP, and Strengthening Public Health Act of 2022, Congress extended several telehealth flexibilities that were scheduled to expire 151 days after the end of the COVID-19 public health emergency, including the expansion of permitted originating sites for telehealth, expansion of eligible practitioners for furnishing telehealth, and coverage of audio-only telehealth services. As a result, these flexibilities will remain in effect through December 31, 2024. CMS issued additional waivers to permit more than 150 additional services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs.
In addition to these agency actions, the CARES Act was enacted on March 27, 2020. It provides additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 public health emergency. Some of the CARES Act provisions that may impact our operations include:
i.$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to COVID-19 and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” The Paycheck Protection Program and Health Care Enhancement Act, Public Law 116-139, added $75 billion to this fund. The Consolidated Appropriations Act, 2021, added another $3 billion to this fund. HHS began distributing these funds to providers in April 2020. HHS initially allocated funds for a general distribution to providers that received Medicare fee-for-service payments in 2019. Later general distributions required providers to submit an application to HHS. Other funding was allocated for targeted distributions for specific provider types. Recipients of payments must report data to HHS on the use of the funds via an online portal by specific deadlines established by HHS based on the date of the payment. Any funds that a provider does not apply towards expenses or lost revenue attributable to COVID-19 must be returned to HHS within 30 calendar days after the end of the applicable reporting period. All recipients of funds are subject to audit by HHS, the HHS OIG, or the Pandemic Response Accountability Committee. Audits may include examination of the accuracy of the data providers submitted to HHS in their applications for payments. Additional Public Health and Social Services Emergency Fund distributions are not expected.
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
iii.Temporary suspension of the 2% cut to Medicare payments due to sequestration so that, for the period of May 1, 2020, to December 31, 2020, the Medicare program would be exempt from any sequestration order. The Consolidated Appropriations Act, 2021, extended this temporary suspension of the 2% sequestration cut through March 31, 2021. The Medicare sequester relief bill, which became Public Law 117-7, extended the temporary suspension of the sequestration cut again, through December 31, 2021. To pay for the continued suspension of the sequestration cuts through December 31, 2021, Congress increased the sequestration cut that will apply in fiscal year 2030. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law by President Biden on December 10, 2021, further extended the suspension of the sequestration cut through March 31, 2022, and reduced the sequestration cut to 1% from April 1, 2022, through June 30, 2022. The full 2% sequestration cut resumed on July 1, 2022. To pay for this relief, Congress increased the sequestration cut to Medicare payments to 2.25% for the first six months of fiscal year 2030 and to 3% for the final six months of fiscal year 2030. The same legislation defers an across-the-board 4% payment cut due to the American Rescue Plan from the FY 2022 Statutory Pay-As-You-Go (“PAYGO”) scorecard to the FY 2023 PAYGO scorecard. Congress subsequently delayed the 4% PAYGO payment cut for an additional two years, through the end of 2024, in the Consolidated Appropriations Act, 2023, Public Law 117-328.
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
Fiscal Year 2023. On August 10, 2022, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). Certain errors in the final rule were corrected in documents published November 4, 2022, and December 13, 2022. The standard federal rate for fiscal year 2023 is $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 includes a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also includes an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. Once the public health emergency ends, which is expected to occur on May 11, 2023, CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $38,788, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.

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
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
The Medicare program reimburses outpatient rehabilitation providers based on the MPFS. Outpatient rehabilitation providers may enroll in Medicare as institutional outpatient rehabilitation facilities (i.e., rehab agencies) or individual physical or occupational therapists in private practice. The majority of our providers are reimbursed through enrolled rehab agencies while the remaining balance of our clinicians are enrolled as individual physical or occupational therapists in private practice.
On an annual basis, our provider reimbursement under the MPFS is subject to changes by CMS, which may include adjustments in our reimbursement based on performance under the MIPS, and additional incentives for participation in APMs. Historically, outpatient rehabilitation providers were not eligible to participate in the MIPS program. In 2019, CMS added physical and occupational therapists in private practice to the list of MIPS eligible clinicians. For enrolled therapists in private practice, payments under the MPFS are subject to adjustment in a later year based on their performance in MIPS according to established performance standards. Calendar year 2021 was the first year that payments were adjusted, based upon the therapist’s performance under MIPS in 2019. Providers in facility-based outpatient therapy settings, including rehab agencies, are excluded from MIPS eligibility and therefore not subject to this payment adjustment.
As required under the MACRA, a 0.0% percent update will be applied each year to the fee schedule payment rates for therapy services provided in 2020 through 2025, subject to adjustments under MIPS and APMs. In 2026 and subsequent years, eligible professionals participating in APMs who meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. To date, none of our outpatient rehabilitation providers participate in qualified APMs.
In the 2020 MPFS final rule, CMS revised coding, documentation guidelines, and increased the valuation for the E/M office visit codes, beginning in 2021. Because the MPFS is statutorily required to be budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million requires a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS cut the values of other codes to make up the difference, beginning in 2021.

In the 2021 MPFS final rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, therapy services provided in our outpatient rehabilitation clinics received an estimated 3.6% decrease in payment from Medicare in calendar year 2021. The Consolidated Appropriations Act, 2021, provided relief in the form of a one-time 3.75% increase in payments in calendar year 2021 for therapy services and other services paid under the MPFS.
In the calendar year 2022 MPFS final rule, CMS announced that Medicare payments for the therapy specialty were expected to decrease 1% in 2022. After CMS issued the final rule, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which provided in Section 3 a one-time 3% increase in payments in calendar year 2022 to offset most of the 3.75% cut to payments for therapy services and other services paid under the MPFS. In the final rule, CMS also adopted its plan to transition the MIPS program to MVPs. CMS will begin the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. CMS plans to develop more MVPs from 2024 to 2027 and is considering that MVP reporting would become mandatory in 2028.
In the calendar year 2023 MPFS final rule, CMS announced that it calculated the payment rates for the MPFS as if the 3% payment increase in calendar year 2022 from the Protecting Medicare and American Farmers from Sequester Cuts Act was never applied. The statute stated that the 3% payment increase for 2022 shall not be taken into account in determining the payment rates for subsequent years. As a result, physician fee schedule payments were expected to decrease 4.5% in 2023. CMS stated in the final rule that it expects that its policies for 2023 would result in a 1% decrease in Medicare payments for the therapy specialty, but this decrease did not account for the effects of the end of the 3% payment increase from 2022. However, Congress passed the Consolidated Appropriations Act, 2023, which requires the Secretary to increase 2023 physician fee schedule payments by 2.5% and 2024 payments by 1.25%. As a result, payments under the 2023 MPFS physician fee schedule will decrease by 2% in 2023. Medicare payments were also due to decrease by an additional 4% in 2023 due to mandatory cuts required under the PAYGO Act of 2010. The Consolidated Appropriations Act, 2023, further delays PAYGO until 2025. The calendar year 2023 final rule also includes further development of MVPs. First, CMS revised the first set of seven MVPs that it adopted in the calendar year 2022 final rule. CMS removed certain improvement activities from these seven MVPs and added other quality measures for voluntary reporting by participants in these MVPs. In addition, CMS added five new MVPs that will be available for voluntary reporting for the calendar year 2023 performance period.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the MPFS final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by PTAs or OTAs. These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. In the final 2020 MPFS rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply. In the calendar year 2022 MPFS final rule, CMS implemented the final part of the requirements in the Bipartisan Budget Act of 2018 regarding PTA and OTA services. For dates of service on and after January 1, 2022, CMS will pay for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS also modified the de minimis standard for calendar year 2022. Specifically, CMS will allow a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint.

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
We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $173.5 million and $192.3 million for our estimated losses under these insurance programs at December 31, 2021 and 2022, respectively. We also recorded insurance proceeds receivable of $14.5 million and $13.1 million at December 31, 2021 and 2022, respectively, for liabilities which exceed our deductibles and self-insured retention limits and are recoverable through our insurance policies.

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
We have elected to perform our annual goodwill impairment assessments as of October 1. We also test goodwill for impairment when events or conditions occur that might suggest a possible impairment. These events or conditions could include a significant change in the business environment, the regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit.
We performed quantitative impairment assessments as of October 1, 2022, to assess the impact of rising interest rates and rising costs, particularly our labor costs, on the estimated fair values our reporting units. We considered both the income and market approaches in determining the fair value of our reporting units. Included in the income approach, specific for each reporting unit, are assumptions regarding revenue growth rates, future Adjusted EBITDA margin estimates, the industry’s weighted average cost of capital, and industry specific, market observable implied Adjusted EBITDA multiples. We also include estimated residual values at the end of the forecast period and future capital expenditure requirements. In establishing our assumptions, we consider current industry and market conditions, historical financial performance, including our revenue, earnings, and operating cash flow growth trends, cost factors, including the effects of inflation and rising prices, and the regulatory environment, including reimbursement and compliance requirements such as those that exist under the Medicare program. If any one of the above assumptions or judgments used to estimate the fair value of our reporting units fail to materialize, the resulting decline in our estimated fair value could result in an impairment charge to the goodwill associated with any one of the reporting units.
Our annual assessment did not indicate that goodwill impairment was likely for any of our reporting units. We did not identify any goodwill impairment events during the quarter ended December 31, 2022.
We have recorded total goodwill of $3.5 billion at December 31, 2022, of which $1.2 billion related to our critical illness recovery hospital reporting unit, $442.2 million related to our rehabilitation hospital reporting unit, $665.0 million related to our outpatient rehabilitation reporting unit, and $1.2 billion related to the Concentra reporting unit.

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

	For the Year Ended December 31,
	2020	2021	2022
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	100	99	104
Number of hospitals acquired	1	6	2
Number of hospital start-ups	—	—	1
Number of hospitals closed/sold	(2)	(1)	(4)
Number of consolidated hospitals—end of period(1)	99	104	103
Available licensed beds(3)	4,362	4,518	4,386
Admissions(3)(4)	37,456	37,921	36,594
Patient days(3)(5)	1,111,756	1,133,039	1,127,911
Average length of stay (days)(3)(6)	30	30	31
Revenue per patient day(3)(7)	$1,858	$1,972	$1,973
Occupancy rate(3)(8)	71%	71%	69%
Percent patient days—Medicare(3)(9)	45%	38%	39%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	19	19	20
Number of hospitals acquired	1	1	—
Number of hospital start-ups	—	—	—
Number of hospitals closed/sold	(1)	—	—
Number of consolidated hospitals—end of period(1)	19	20	20
Number of unconsolidated hospitals managed—end of period(2)	11	10	11
Total number of hospitals (all)—end of period	30	30	31
Available licensed beds(3)	1,311	1,361	1,391
Admissions(3)(4)	25,081	28,868	29,736
Patient days(3)(5)	370,833	414,701	430,547
Average length of stay (days)(3)(6)	15	14	15
Revenue per patient day(3)(7)	$1,793	$1,868	$1,953
Occupancy rate(3)(8)	78%	83%	85%
Percent patient days—Medicare(3)(9)	48%	49%	48%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,461	1,503	1,572
Number of clinics acquired	17	33	30
Number of clinic start-ups	55	53	44
Number of clinics closed/sold	(30)	(17)	(24)
Number of consolidated clinics—end of period	1,503	1,572	1,622
Number of unconsolidated clinics managed—end of period	285	309	306
Total number of clinics (all)—end of period	1,788	1,881	1,928
Number of visits(3)(10)	7,593,344	9,193,624	9,573,980
Revenue per visit(3)(11)	$104	$102	$103

	For the Year Ended December 31,
	2020	2021	2022
Concentra data:
Number of consolidated centers—start of period	521	517	518
Number of centers acquired	6	6	21
Number of center start-ups	1	2	4
Number of centers closed/sold	(11)	(7)	(3)
Number of consolidated centers—end of period	517	518	540
Number of onsite clinics operated—end of period	134	134	147
Number of visits(3)(10)	10,627,904	12,052,724	12,579,468
Revenue per visit(3)(11)	$123	$125	$127
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
(10)Represents the number of visits in which patients were treated at our outpatient rehabilitation clinics and Concentra centers during the periods presented. COVID-19 screening and testing services provided by our Concentra segment are not included in these figures.
(11)Represents the average amount of revenue recognized for each patient visit. Revenue per visit is calculated by dividing patient service revenue, excluding revenues from certain other ancillary services, by the total number of visits. For purposes of this computation for our Concentra segment, patient service revenue does not include onsite clinics or revenues generated from COVID-19 screening and testing services.

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2020	2021	2022
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	85.2	85.2	88.4
General and administrative	2.5	2.4	2.4
Depreciation and amortization	3.6	3.2	3.3
Total costs and expenses	91.3	90.8	94.1
Other operating income	1.6	2.3	0.5
Income from operations	10.3	11.5	6.4
Equity in earnings of unconsolidated subsidiaries	0.5	0.7	0.4
Gain on sale of businesses	0.2	0.0	—
Interest income	—	0.1	—
Interest expense	(2.7)	(2.2)	(2.7)
Income before income taxes	8.3	10.1	4.1
Income tax expense	2.1	2.0	1.0
Net income	6.2	8.1	3.1
Net income attributable to non-controlling interests	1.5	1.6	0.6
Net income attributable to Select Medical Holdings Corporation	4.7%	6.5%	2.5%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Year Ended December 31,
	2020	2021	2022	% Change 2020 – 2021	% Change 2021 – 2022
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$2,077,499	$2,246,772	$2,234,132	8.1%	(0.6)%
Rehabilitation hospital	734,673	849,340	916,763	15.6	7.9
Outpatient rehabilitation	919,913	1,084,361	1,125,282	17.9	3.8
Concentra	1,501,434	1,732,041	1,724,359	15.4	(0.4)
Other(1)	298,194	292,001	333,002	(2.1)	14.0
Total Company	$5,531,713	$6,204,515	$6,333,538	12.2%	2.1%
Income (loss) from operations:(2)
Critical illness recovery hospital	$290,896	$214,899	$49,779	(26.1)%	(76.8)%
Rehabilitation hospital	125,476	157,027	170,220	25.1	8.4
Outpatient rehabilitation	50,155	108,683	69,197	116.7	(36.3)
Concentra	162,515	305,264	258,529	87.8	(15.3)
Other(1)	(61,385)	(72,099)	(144,442)	N/M	N/M
Total Company	$567,657	$713,774	$403,283	25.7%	(43.5)%
Adjusted EBITDA:(2)
Critical illness recovery hospital	$342,427	$267,993	$111,344	(21.7)%	(58.5)%
Rehabilitation hospital	153,203	184,704	198,034	20.6	7.2
Outpatient rehabilitation	79,164	138,275	101,860	74.7	(26.3)
Concentra	252,892	389,616	334,337	54.1	(14.2)
Other(1)	(27,120)	(33,229)	(98,712)	N/M	N/M
Total Company	$800,566	$947,359	$646,863	18.3%	(31.7)%
Adjusted EBITDA margins:(2)
Critical illness recovery hospital	16.5%	11.9%	5.0%
Rehabilitation hospital	20.9	21.7	21.6
Outpatient rehabilitation	8.6	12.8	9.1
Concentra	16.8	22.5	19.4
Other(1)	N/M	N/M	N/M
Total Company	14.5%	15.3%	10.2%
Total assets:
Critical illness recovery hospital	$2,213,892	$2,304,116	$2,484,542
Rehabilitation hospital	1,148,617	1,194,136	1,200,767
Outpatient rehabilitation	1,302,110	1,348,316	1,371,123
Concentra	2,400,646	2,275,345	2,281,647
Other(1)	590,134	238,258	327,214
Total Company	$7,655,399	$7,360,171	$7,665,293
Purchases of property and equipment:
Critical illness recovery hospital	$49,726	$65,690	$79,524
Rehabilitation hospital	7,571	13,003	14,426
Outpatient rehabilitation	28,876	36,301	40,677
Concentra	50,114	46,787	45,983
Other(1)	10,153	18,756	9,762
Total Company	$146,440	$180,537	$190,372
_______________________________________________________________________________
(1)Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)For the years ended December 31, 2022, 2021, and 2020, we recognized other operating income of $28.8 million, $144.0 million, and $90.0 million, respectively. The impact of this income on the operating results of our segments and other activities is outlined within the tables presented under “Summary Financial Results.”
N/M     Not meaningful.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For the year ended December 31, 2022, we had revenue of $6,333.5 million and income from operations of $403.3 million, as compared to revenue of $6,204.5 million and income from operations of $713.8 million for the year ended December 31, 2021. For the year ended December 31, 2022, Adjusted EBITDA was $646.9 million, with an Adjusted EBITDA margin of 10.2%, as compared to Adjusted EBITDA of $947.4 million and an Adjusted EBITDA margin of 15.3% in the prior year.
The most significant contributor to the decline in our financial performance for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was an increase in labor costs in our critical illness recovery hospital segment. Shortages in qualified healthcare professionals, particularly critical care nurses, resulted in an increased utilization of agency staffing at higher-than-historical rates. In an effort to reduce our reliance on agency staffing, we increased our recruitment of full-time staff in 2022, which resulted in increased sign-on and incentive bonuses and increased training and orientation costs. The Company has also focused on improving the retention of existing staff. These investments in our personnel began to contribute to improvements in the Adjusted EBITDA margin for the critical illness recovery hospital segment in the fourth quarter of 2022 as compared to the first three quarters of the year.
Revenue
Critical Illness Recovery Hospital Segment. Revenue was $2,234.1 million for the year ended December 31, 2022, compared to $2,246.8 million for the year ended December 31, 2021. Our patient days were 1,127,911 for the year ended December 31, 2022, compared to 1,133,039 patient days for the year ended December 31, 2021. Occupancy in our critical illness recovery hospitals was 69% for the year ended December 31, 2022, compared to 71% for the year ended December 31, 2021. Revenue per patient day was $1,973 for the year ended December 31, 2022, compared to $1,972 for the year ended December 31, 2021. We experienced an increase in our non-Medicare revenue per patient day during the year ended December 31, 2022. Our Medicare revenue per patient day decreased during the year ended December 31, 2022 as a result of a decline in patient acuity, as well as the reinstatement of the 2.0% cut to Medicare payments due to sequestration.
Rehabilitation Hospital Segment. Revenue increased 7.9% to $916.8 million for the year ended December 31, 2022, compared to $849.3 million for the year ended December 31, 2021. The increase in revenue was principally due to an increase in revenue per patient day. Our revenue per patient day increased 4.6% to $1,953 for the year ended December 31, 2022, compared to $1,868 for the year ended December 31, 2021. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the year ended December 31, 2022. Our patient days increased 3.8% to 430,547 days for the year ended December 31, 2022, compared to 414,701 days for the year ended December 31, 2021. Occupancy in our rehabilitation hospitals increased to 85% for the year ended December 31, 2022, compared to 83% for the year ended December 31, 2021.
Outpatient Rehabilitation Segment. Revenue increased 3.8% to $1,125.3 million for the year ended December 31, 2022, compared to $1,084.4 million for the year ended December 31, 2021. The increase in revenue was primarily attributable to patient visits, which increased 4.1% to 9,573,980 for the year ended December 31, 2022, compared to 9,193,624 visits for the year ended December 31, 2021. The increase in visits resulted from the acquisition and development of clinics since December 31, 2021, as well as improvement in volume in our clinics which operated during both the years ended December 31, 2022 and 2021. Our revenue per visit was approximately $103 for the year ended December 31, 2022, compared to approximately $102 for the year ended December 31, 2021, despite a decrease in Medicare reimbursement rates.
Concentra Segment. Revenue was $1,724.4 million for the year ended December 31, 2022, compared to $1,732.0 million for the year ended December 31, 2021. The decrease is attributable to a decline in revenue generated from COVID-19 screening and testing services provided at our centers and onsite clinics located at employer worksites. These services contributed $20.9 million of revenue during the year ended December 31, 2022, compared to $137.6 million during the year ended December 31, 2021. The decline in revenue was partially offset by increases in both revenue per visit and patient visits. Revenue per visit increased to $127 for the year ended December 31, 2022, compared to $125 for the year ended December 31, 2021. We experienced a higher revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, during the year ended December 31, 2022. Our patient visits increased 4.4% to 12,579,468 for the year ended December 31, 2022, compared to 12,052,724 visits for the year ended December 31, 2021.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $5,753.2 million, or 90.8% of revenue, for the year ended December 31, 2022, compared to $5,432.1 million, or 87.6% of revenue, for the year ended December 31, 2021. Our cost of services, a major component of which is labor expense, was $5,600.2 million, or 88.4% of revenue, for the year ended December 31, 2022, compared to $5,285.1 million, or 85.2% of revenue, for the year ended December 31, 2021. The increase in our operating expenses relative to our revenue was principally attributable to the incurrence of additional labor costs and other operating expenses within our critical illness recovery hospital and outpatient rehabilitation segments, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $153.0 million, or 2.4% of revenue, for the year ended December 31, 2022, compared to $147.0 million, or 2.4% of revenue, for the year ended December 31, 2021.
Other Operating Income
For the year ended December 31, 2022, we had other operating income of $28.8 million, compared to $144.0 million for the year ended December 31, 2021. The other operating income recognized is primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. Additionally, during the year ended December 31, 2022, our critical illness recovery hospital segment recognized $4.4 million of other operating income related to the settlement of a business interruption insurance claim. During the year ended December 31, 2021, our critical illness recovery hospital segment recognized $19.9 million of other operating income related to the outcome of litigation with CMS.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment. Adjusted EBITDA was $111.3 million for the year ended December 31, 2022, compared to $268.0 million for the year ended December 31, 2021. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 5.0% for the year ended December 31, 2022, compared to 11.9% for the year ended December 31, 2021. The declines in Adjusted EBITDA and Adjusted EBITDA margin during the year ended December 31, 2022, as compared to the year ended December 31, 2021, were principally due to increased labor costs from our efforts to hire additional full-time staff and improve retention of existing employees. This led to increases in sign-on and incentive bonuses, education and orientation costs, and an increase in administrative nursing hours during the onboarding process. As a result of these hiring efforts, our usage of higher-cost contract labor declined throughout the year ended December 31, 2022. Our contract registered nursing hours as a percentage of our total registered nursing hours were 18.1%, 21.9%, 32.9%, 37.5%, and 37.5% for the three months ended December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021, respectively. The decrease in our other operating income also contributed to the declines in Adjusted EBITDA and Adjusted EBITDA margin. Our critical illness recovery hospitals segment recognized $4.4 million of other operating income during the year ended December 31, 2022, compared to $19.9 million during the year ended December 31, 2021, as described further above under “Other Operating Income.”
Rehabilitation Hospital Segment. Adjusted EBITDA increased 7.2% to $198.0 million for the year ended December 31, 2022, compared to $184.7 million for the year ended December 31, 2021. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.6% for the year ended December 31, 2022, compared to 21.7% for the year ended December 31, 2021. The increase in Adjusted EBITDA was driven by increases in our revenue per patient day and patient volumes, as described further above under “Revenue.” The increase was partially offset by the incurrence of additional labor costs during the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Outpatient Rehabilitation Segment. Adjusted EBITDA was $101.9 million for the year ended December 31, 2022, compared to $138.3 million for the year ended December 31, 2021. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 9.1% for the year ended December 31, 2022, compared to 12.8% for the year ended December 31, 2021. Our Adjusted EBITDA and Adjusted EBITDA margin were affected by increases in both labor costs and other operating expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in labor costs was attributable to a decrease in clinical productivity, partially due to disruptions in our workforce caused by COVID-19, and increased contract labor usage. The increase in other operating expenses was primarily comprised of travel and other expenses returning to pre-pandemic levels and investments in our electronic medical records system.

Concentra Segment. Adjusted EBITDA was $334.3 million for the year ended December 31, 2022, compared to $389.6 million for the year ended December 31, 2021. Our Adjusted EBITDA margin for the Concentra segment was 19.4% for the year ended December 31, 2022, compared to 22.5% for the year ended December 31, 2021. The declines in Adjusted EBITDA and Adjusted EBITDA margin during the year ended December 31, 2022, as compared to the year ended December 31, 2021, were primarily caused by a decline in revenue generated from COVID-19 screening and testing services, as discussed above under “Revenue.” The decrease in our other operating income also contributed to the declines in Adjusted EBITDA and Adjusted EBITDA margin. Our Concentra segment recognized $0.3 million of other operating income during the year ended December 31, 2022, compared to $35.0 million during the year ended December 31, 2021, as described further above under “Other Operating Income.”
Depreciation and Amortization
Depreciation and amortization expense was $205.8 million for the year ended December 31, 2022, compared to $202.6 million for the year ended December 31, 2021.
Income from Operations
For the year ended December 31, 2022, we had income from operations of $403.3 million, compared to $713.8 million for the year ended December 31, 2021. The increase in labor costs and other operating expenses experienced within our critical illness recovery hospital and outpatient rehabilitation segments were the primary cause of the decrease in income from operations, as discussed above under “Adjusted EBITDA.” The decrease in our other operating income also contributed to the decline in income from operations. We recognized other operating income of $28.8 million during the year ended December 31, 2022, compared to $144.0 million for the year ended December 31, 2021, as described further under “Other Operating Income.”
Equity in Earnings of Unconsolidated Subsidiaries
For the year ended December 31, 2022, we had equity in earnings of unconsolidated subsidiaries of $26.4 million, compared to $44.4 million for the year ended December 31, 2021. The earnings of the rehabilitation businesses in which we are a minority owner were adversely affected by a decrease in Provider Relief Fund payments recognized as income and increases in labor costs and other operating expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Gain on Sale of Businesses
We recognized a gain of $2.2 million during the year ended December 31, 2021. The gain resulted from the sale of a Concentra business.
Interest
Our term loan is subject to an interest rate cap, which limits the one-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan. The one-month LIBOR rate was 4.39% at December 31, 2022, compared to 0.10% at December 31, 2021. The one-month LIBOR rate first exceeded 1.0% in June 2022 and the interest rate cap has since mitigated our exposure to increases in the one-month LIBOR rate. Interest expense was $169.1 million for the year ended December 31, 2022, compared to $136.0 million for the year ended December 31, 2021. The increase in interest expense was caused by the borrowings we made under our revolving facility during the year ended December 31, 2022, as well an increase in the one-month LIBOR rate, as described further above.
For the year ended December 31, 2021, we recognized interest income of $5.4 million related to the outcome of litigation with CMS.
Income Taxes
We recorded income tax expense of $62.6 million for the year ended December 31, 2022, which represented an effective tax rate of 24.0%. We recorded income tax expense of $129.8 million for the year ended December 31, 2021, which represented an effective tax rate of 20.6%. For the year ended December 31, 2022, the higher effective tax rate resulted from a greater proportion of our income being generated in states with higher tax rates, the effect of a change in Pennsylvania’s corporate income tax rate on our net deferred tax asset, and a greater effect of nondeductible expenses on our income before income taxes.
Refer to Note 19 – Income Taxes of the notes to our consolidated financial statements included herein for the reconciliations of the statutory federal income tax rate to our effective income rate for the years ended December 31, 2022 and 2021.

Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $39.0 million for the year ended December 31, 2022, compared to $97.7 million for the year ended December 31, 2021. The reduction in net income attributable to non-controlling interests was principally due to a change in our ownership interest of Concentra Group Holdings Parent. In December 2021, we acquired substantially all of the outstanding membership interests of Concentra Group Holdings Parent. The reduction in net income attributable to non-controlling interests was also due to a decline in the net income of our less than wholly owned subsidiaries. Many of these subsidiaries were impacted by increases in labor costs during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2020, 2021, and 2022
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	For the Year Ended December 31,
	2020	2021	2022
Cash flows provided by operating activities	$1,028,073	$401,228	$284,825
Cash flows used in investing activities	(115,353)	(256,594)	(226,339)
Cash flows used in financing activities	(671,541)	(647,385)	(34,890)
Net increase (decrease) in cash and cash equivalents	241,179	(502,751)	23,596
Cash and cash equivalents at beginning of period	335,882	577,061	74,310
Cash and cash equivalents at end of period	$577,061	$74,310	$97,906
Operating activities provided $284.8 million, $401.2 million, and $1,028.1 million of cash flows during the years ended December 31, 2022, 2021, and 2020, respectively. The decrease in cash flows from operating activities for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a reduction in our operating income. As outlined below, our operating cash flows for the year ended December 31, 2020 benefited from the advance payments received under the Accelerated and Advance Payment Program as well as payments received under the Provider Relief Fund. We received $318.1 million of advance payments under the Accelerated and Advance Payment Program during the year ended December 31, 2020. CMS recouped $83.8 million and $241.2 million of these payments during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021, and 2020, we received $23.8 million, $43.1 million, and $172.6 million of payments under the Provider Relief Fund. These programs are described further in Note 22 – CARES Act of the notes to our consolidated financial statements.
Our days sales outstanding was 55 days at December 31, 2022, 52 days at December 31, 2021, and 56 days at December 31, 2020. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $226.3 million, $256.6 million, and $115.4 million of cash flows for the years ended December 31, 2022, 2021, and 2020, respectively. For the year ended December 31, 2022, the principal uses of cash were $190.4 million for purchases of property and equipment and $44.3 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets of $8.3 million. For the year ended December 31, 2021, the principal uses of cash were $180.5 million for purchases of property and equipment and $102.9 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets and business of $26.8 million. For the year ended December 31, 2020, the principal uses of cash were $146.4 million for purchases of property and equipment and $52.2 million for investments in and acquisitions of businesses. We also received proceeds from the sale of assets and business of $83.3 million.
Financing activities used $34.9 million of cash flows for the year ended December 31, 2022. The principal uses of cash were $195.5 million for repurchases of common stock, $64.6 million of dividend payments to common stockholders, and $43.1 million for distributions to and purchases of non-controlling interests. We had net borrowings of $285.0 million under our revolving facility.
Financing activities used $647.4 million of cash flows for the year ended December 31, 2021. The principal use of cash was $660.7 million for the purchase of additional membership interests of Concentra Group Holdings Parent. Other uses of cash included $79.5 million for repurchases of common stock, $73.1 million for distributions to and purchases of non-controlling interests, and $50.6 million of dividend payments to common stockholders. We had borrowings of $160.0 million under our revolving facility.
Financing activities used $671.5 million of cash flows for the year ended December 31, 2020. The principal use of cash was $576.4 million for the purchase of additional membership interests of Concentra Group Holdings Parent. We also used $39.8 million of cash for the mandatory prepayment of term loans under our credit facilities.

Capital Resources
Working capital.  We had net working capital of $116.2 million at December 31, 2022, compared to a net working capital deficit of $133.6 million at December 31, 2021. The reduction of the working capital deficit was primarily due to an increase in our accounts receivable, a reduction in our liability related to the payments we received under the Accelerated and Advance Payment Program, and an increase in the fair value of our interest rate cap contract, which we expect to realize during 2023.
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
Credit facilities.  At December 31, 2022, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $9.1 million). At December 31, 2022, Select had $148.5 million of availability under its revolving facility after giving effect to $445.0 million of outstanding borrowings and $56.5 million of outstanding letters of credit.
On the last day of each calendar quarter, Select is required to pay each lender a commitment fee in respect of any unused commitments under the revolving facility, which is currently 0.50% per annum and subject to adjustment based on Select’s leverage ratio, as specified in the credit agreement.
As of December 31, 2022, Select’s leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters), which is required to be maintained at less than 7.00 to 1.00 under the terms of the revolving facility, was 5.96 to 1.00. We will not be required to make a prepayment of borrowings as a result of excess cash flow for the year ended December 31, 2022.
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
6.250% senior notes. At December 31, 2022, Select had $1,225.0 million of 6.250% senior notes outstanding (excluding unamortized premium and debt issuance costs of $10.6 million).
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
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2023, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the year ended December 31, 2022, Holdings repurchased 7,883,195 shares at a cost of approximately $185.1 million, or $23.48 per share, which includes transaction costs. Since the inception of the program through December 31, 2022, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023.
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

Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of December 31, 2022, we had cash and cash equivalents of $97.9 million and $148.5 million of availability under our revolving facility, after giving effect to $445.0 million of outstanding borrowings and $56.5 million of outstanding letters of credit.
Our material cash requirements from known contractual and other obligations include:
i.Debt payments, including finance lease payments – Our expected principal payments total $3,878.2 million, with $44.4 million payable within the next twelve months. We intend to refinance our long-term indebtedness before it matures. Refer to Note 11 – Long-Term Debt and Notes Payable of the notes to our consolidated financial statements included herein for additional information.
ii.Interest payments – Our expected interest payments on the 6.250% senior notes, term loan, and revolving facility total $502.7 million, with $183.4 million payable within the next twelve months.
Interest payments for the 6.250% senior notes were calculated using the stated interest rate. Interest payments for the revolving facility were calculated using 6.4%, the interest rate in effect at December 31, 2022. Interest payments on the portion of the term loan which is subject to the provisions of our interest rate cap agreement were calculated using a rate of 3.6%. Interest payments on principal not subject to the provisions of the interest rate cap agreement were calculated using a rate of 6.2%. Our interest rate cap contract is discussed further in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”
iii.Operating lease payments – Our expected operating lease payments total $1,636.8 million, with $299.6 million payable within the next twelve months. Refer to Note 6 – Leases of the notes to our consolidated financial statements included herein for additional information.
iv.Purchase, construction, and other commitments – Our expected payments related to purchase, construction, and other obligations total $289.6 million, with $106.6 million payable within the next twelve months. Our purchase obligations primarily relate to software licensing and support agreements which specify all significant contractual terms and are legally binding and enforceable. Our construction commitments are described further in Note 21 – Commitments and Contingencies.
v.Insurance liabilities – Our expected payments related to our insurance liabilities, including those for workers’ compensation and professional malpractice liabilities, total $192.3 million, with $88.3 million payable within the next twelve months. The amounts payable within the next twelve months are recorded in accrued other in the consolidated balance sheet as of December 31, 2022. The remaining amounts are recorded in other non-current liabilities.
vi.Other current liabilities recorded in the consolidated balance sheet as of December 31, 2022, such as accounts payable and accrued expenses, which are not specifically identified above.
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
As of December 31, 2022, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discount and debt issuance costs of $9.1 million) and $445.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our one-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. The one-month LIBOR rate was 4.39% at December 31, 2022. As of December 31, 2022, $103.4 million of our term loan borrowings were subject to variable interest rates.
As of December 31, 2022, a 0.25% change in market interest rates would impact the interest expense on our variable rate debt by approximately $1.4 million.
Item 8.   Financial Statements and Supplementary Data.
See Consolidated Financial Statements and Notes thereto commencing at Page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2022 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO,” as of December 31, 2022. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2022, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Item 9B.    Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance—Committees of the Board of Directors” and “Election of Directors—Directors and Nominees” in the Company’s definitive proxy statement for use in connection with the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2022. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this annual report on Form 10-K under Item 1 of Part I as permitted by the Instruction to Item 401 of Regulation S-K.
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
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2020 Equity Incentive Plan	—	—	3,116,662
Equity compensation plans not approved by security holders	—	—	—

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

10.45
Second Amendment to the Lease Agreement, dated June 1, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 4, 2016 (Reg. Nos. 001-34465 and 001-31441).

Number	Description
10.46
Third Amendment to the Lease Agreement, dated September 19, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.47
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

10.49
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

10.52
Change of Control Agreement, dated February 16, 2017, between Select Medical Corporation and John A. Saich, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed May 4, 2017 (Reg. Nos. 001- 34465 and 001-31441).

10.53
Second Amendment to Lease Agreement, dated as of May 30, 2017, between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 3, 2017 (Reg. Nos. 001-34465 and 001-31441).

10.54
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

10.55
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

10.56
Office Lease Agreement, dated as of October 24, 2018, between 207 Associates and Independence Avenue Investments, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 21, 2019 (Reg. Nos. 001-34465 and 001-31441).

10.57
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

10.58
First Lien Term Loan Credit Agreement, dated December 10, 2019, by and among Select Medical Corporation, Concentra Inc. and Concentra Holdings, Inc., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed December 11, 2019 (Reg. No. 001-34465).

10.59
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

Number	Description
10.61
First Amendment to Lease Agreement, dated as of April 24, 2020, between 225 Grandview Investors, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on July 30, 2020 (Reg. No. 001-34465).

10.62
Third Addendum to Lease Agreement, dated as of May 5, 2020, between Old Gettysburg Associates III, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on July 30, 2020 (Reg. No. 001-34465).

10.63
Change of Control Agreement, dated February 18, 2021, between Select Medical Corporation and Thomas P. Mullin, incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 25, 2021 (Reg. No. 001-34465).

10.64
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

10.65
First Addendum to Lease Agreement, dated as of July 21, 2021, between Old Gettysburg Associates V, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.66
Letter Agreement, dated August 6, 2021, between Robert A. Ortenzio and Select Medical Corporation, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.67
First Amendment to Lease Agreement, dated as of August 9, 2021, between Century Park Investments, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.68
Fourth Amendment to Lease Agreement, dated as of December 28, 2021, between Old Gettysburg Associates II, LP and Select Medical Corporation incorporated herein by reference to Exhibit 10.81 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 24, 2022 (Reg. No. 001-34465).

10.69	Second Addendum to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates IV LP and Select Medical Corporation.
10.70	Third Amendment to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates and Select Medical Corporation.
10.71	Fifth Amendment to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates II, LP and Select Medical Corporation.
10.72	Fourth Addendum to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates III, LP and Select Medical Corporation.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 2023.

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

SELECT MEDICAL HOLDINGS CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Select Medical Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Select Medical Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021. and the related consolidated statements of operations, of comprehensive income, of changes in equity and income and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(ii) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Valuation of patient accounts receivable
As described in Note 1 to the consolidated financial statements, substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by federal and state governmental authorities, managed care health plans, commercial insurance companies, workers’ compensation programs, and employer-directed programs. As of December 31, 2022, accounts receivable of the Company totaled approximately $941.3 million. As disclosed by management, accounts receivable is reported at an amount equal to the consideration management expects to be entitled to in exchange for providing healthcare services to its patients. This amount is inclusive of management’s estimate of factors such as implicit discounts and other adjustments, which are estimated using historical experience.
The principal considerations for our determination that performing procedures relating to the valuation of patient accounts receivable is a critical audit matter are the significant judgment by management in estimating accounts receivable at an amount equal to the consideration management expects to receive, which in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating the audit evidence obtained in relation to the valuation of patient accounts receivable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of patient accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate patient accounts receivable. These procedures also included, among others: (i) evaluating management’s process for developing its estimate of patient accounts receivable; (ii) testing the completeness, accuracy, and relevance of the underlying data used to estimate patient accounts receivable, including historical billing and reimbursement data; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which management expects to collect by comparing actual cash receipts related to patient accounts receivable balances which existed as of the prior period balance sheet date; and (iv) for the Outpatient Rehabilitation segment, developing an independent expectation of the net accounts receivable balance. Developing an independent expectation involved calculating the percentage of cash collections as compared to the corresponding revenue transactions either throughout the year or as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2022, and comparing the calculated balance to management’s estimate of the Outpatient Rehabilitation net accounts receivable balance.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2023
We have served as the Company’s auditor since 2005.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$74,310	$97,906
Accounts receivable	889,303	941,312
Prepaid income taxes	55,620	31,868
Current portion of interest rate cap contract	—	74,857
Other current assets	120,206	125,370
Total Current Assets	1,139,439	1,271,313
Operating lease right-of-use assets	1,078,754	1,169,740
Property and equipment, net	961,467	1,001,440
Goodwill	3,448,912	3,484,200
Identifiable intangible assets, net	374,879	351,662
Interest rate cap contract, net of current portion	18,055	45,200
Other assets	338,665	341,738
Total Assets	$7,360,171	$7,665,293
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$42,353	$31,961
Current operating lease liabilities	229,334	236,784
Current portion of long-term debt and notes payable	17,572	44,351
Accounts payable	233,844	186,729
Accrued payroll	247,292	209,789
Accrued vacation	144,048	150,695
Accrued interest	29,002	29,837
Accrued other	244,405	264,525
Government advances (Note 22)	83,790	—
Income taxes payable	1,437	480
Total Current Liabilities	1,273,077	1,155,151
Non-current operating lease liabilities	916,540	1,008,394
Long-term debt, net of current portion	3,556,385	3,835,211
Non-current deferred tax liability	142,792	169,793
Other non-current liabilities	106,442	106,137
Total Liabilities	5,995,236	6,274,686
Commitments and contingencies (Note 21)
Redeemable non-controlling interests	39,033	34,043
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 133,884,817 and 127,173,871 shares issued and outstanding at 2021 and 2022, respectively	134	127
Capital in excess of par	504,314	452,183
Retained earnings	593,251	581,010
Accumulated other comprehensive income	12,282	88,602
Total Stockholders’ Equity	1,109,981	1,121,922
Non-controlling interests	215,921	234,642
Total Equity	1,325,902	1,356,564
Total Liabilities and Equity	$7,360,171	$7,665,293

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2021	2022
Revenue	$5,531,713	$6,204,515	$6,333,538
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	4,710,372	5,285,149	5,600,161
General and administrative	138,037	146,975	153,035
Depreciation and amortization	205,659	202,645	205,825
Total costs and expenses	5,054,068	5,634,769	5,959,021
Other operating income	90,012	144,028	28,766
Income from operations	567,657	713,774	403,283
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	29,440	44,428	26,407
Gain on sale of businesses	12,387	2,155	—
Interest income	—	5,350	—
Interest expense	(153,011)	(135,985)	(169,111)
Income before income taxes	456,473	629,722	260,579
Income tax expense	111,867	129,773	62,553
Net income	344,606	499,949	198,026
Less: Net income attributable to non-controlling interests	85,611	97,724	39,032
Net income attributable to Select Medical Holdings Corporation	$258,995	$402,225	$158,994
Earnings per common share (Note 20):
Basic and diluted	$1.93	$2.98	$1.23

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2020	2021	2022
Net income	$344,606	$499,949	$198,026
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap contract	(2,027)	14,270	90,730
Reclassification adjustment for (gains) losses included in net income	—	39	(14,410)
Net change, net of tax benefit (expense) of $705, $(4,799) and $(24,658)	(2,027)	14,309	76,320
Comprehensive income	342,579	514,258	274,346
Less: Comprehensive income attributable to non-controlling interests	85,611	97,724	39,032
Comprehensive income attributable to Select Medical Holdings Corporation	$256,968	$416,534	$235,314

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Changes in Equity and Income
(in thousands)

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	134,328	$134	$491,038	$279,800	$—	$770,972	$158,063	$929,035
Net income attributable to Select Medical Holdings Corporation				258,995		258,995		258,995
Net income attributable to non-controlling interests						—	47,850	47,850
Issuance of restricted stock	1,478	1	(1)			—		—
Forfeitures of unvested restricted stock	(84)	0	0			—		—
Vesting of restricted stock			24,738			24,738		24,738
Repurchase of common shares	(872)	0	(8,996)	(7,038)		(16,034)		(16,034)
Issuance of non-controlling interests			3,042			3,042	5,020	8,062
Distributions to and purchases of non-controlling interests			102	(5,935)		(5,833)	(20,787)	(26,620)
Redemption value adjustment on non-controlling interests				27,470		27,470		27,470
Other comprehensive loss					(2,027)	(2,027)		(2,027)
Other			(795)	(48)		(843)	2,347	1,504
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973
Net income attributable to Select Medical Holdings Corporation				402,225		402,225		402,225
Net income attributable to non-controlling interests						—	47,571	47,571
Cash dividends declared for common stockholders ($0.375 per share)				(50,600)		(50,600)		(50,600)
Issuance of restricted stock	1,363	1	(1)			—		—
Forfeitures of unvested restricted stock	(18)	0	0			—		—
Vesting of restricted stock			28,798			28,798		28,798
Repurchase of common shares	(2,311)	(2)	(33,322)	(46,152)		(79,476)		(79,476)
Issuance of non-controlling interests			3,646			3,646	17,540	21,186
Non-controlling interests acquired in business combination						—	11,153	11,153
Distributions to and purchases of non-controlling interests			(3,757)	(15,440)		(19,197)	(52,961)	(72,158)
Redemption value adjustment on non-controlling interests				(250,083)		(250,083)		(250,083)
Other comprehensive income					14,309	14,309		14,309
Other			(178)	57		(121)	125	4
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902
Net income attributable to Select Medical Holdings Corporation				158,994		158,994		158,994
Net income attributable to non-controlling interests						—	31,460	31,460
Cash dividends declared for common stockholders ($0.50 per share)				(64,589)		(64,589)		(64,589)
Issuance of restricted stock	1,642	1	(1)			—		—
Forfeitures of unvested restricted stock	(98)	0	0	64		64		64
Vesting of restricted stock			35,550			35,550		35,550
Repurchase of common shares	(8,255)	(8)	(87,838)	(107,682)		(195,528)		(195,528)
Issuance of non-controlling interests			665			665	9,505	10,170
Non-controlling interests acquired in business combination, measurement period adjustment						—	12,463	12,463
Distributions to and purchases of non-controlling interests			(507)	(2,450)		(2,957)	(34,707)	(37,664)
Redemption value adjustment on non-controlling interests				3,385		3,385		3,385
Other comprehensive income					76,320	76,320		76,320
Other				37		37		37
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2020	2021	2022
Operating activities
Net income	$344,606	$499,949	$198,026
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	35,390	37,002	21,911
Depreciation and amortization	205,659	202,645	205,825
Provision for expected credit losses	604	236	174
Equity in earnings of unconsolidated subsidiaries	(29,440)	(44,428)	(26,407)
Gain on sale of assets and businesses	(22,563)	(2,409)	(2,714)
Stock compensation expense	27,250	30,940	37,755
Amortization of debt discount, premium and issuance costs	2,184	2,217	2,272
Deferred income taxes	(14,715)	5,055	7,521
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(116,601)	23,101	(52,183)
Other current assets	(18,775)	(2,418)	(4,866)
Other assets	17,587	(7,196)	16,491
Accounts payable	27,325	53,392	(48,042)
Accrued expenses	168,839	(73,159)	12,839
Government advances	318,116	(241,185)	(83,790)
Unearned government assistance	82,607	(82,514)	13
Net cash provided by operating activities	1,028,073	401,228	284,825
Investing activities
Business combinations, net of cash acquired	(20,808)	(81,911)	(26,987)
Purchases of property and equipment	(146,440)	(180,537)	(190,372)
Investment in businesses	(31,425)	(20,967)	(17,323)
Proceeds from sale of assets and businesses	83,320	26,821	8,343
Net cash used in investing activities	(115,353)	(256,594)	(226,339)
Financing activities
Borrowings on revolving facilities	470,000	160,000	1,120,000
Payments on revolving facilities	(470,000)	—	(835,000)
Payments on term loans	(39,843)	—	—
Borrowings of other debt	40,108	33,013	25,666
Principal payments on other debt	(48,381)	(39,668)	(35,594)
Dividends paid to common stockholders	—	(50,600)	(64,589)
Repurchase of common stock	(16,034)	(79,476)	(195,528)
Increase (decrease) in overdrafts	—	42,353	(10,392)
Proceeds from issuance of non-controlling interests	7,564	20,732	9,530
Distributions to and purchases of non-controlling interests	(38,589)	(73,081)	(43,107)
Purchase of membership interests of Concentra Group Holdings Parent (Note 2)	(576,366)	(660,658)	(5,876)
Net cash used in financing activities	(671,541)	(647,385)	(34,890)
Net increase (decrease) in cash and cash equivalents	241,179	(502,751)	23,596
Cash and cash equivalents at beginning of period	335,882	577,061	74,310
Cash and cash equivalents at end of period	$577,061	$74,310	$97,906
Supplemental information:
Cash paid for interest, excluding $19,584 received under the interest rate cap contract for the year ended December 31, 2022	$155,236	$132,203	$183,453
Cash paid for taxes	108,890	181,184	32,290
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$24,480	$23,441	$51,529

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
The Company is, based on number of facilities, one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2022, the Company had operations in 46 states and the District of Columbia. As of December 31, 2022, the Company operated 103 critical illness recovery hospitals, 31 rehabilitation hospitals, 1,928 outpatient rehabilitation clinics, 540 occupational health centers, and 147 onsite clinics at employer worksites.
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
Recently Adopted Accounting Guidance
Reference Rate Reform
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the relief provided under Topic 848 to contract modifications made and hedging relationships entered into on or before December 31, 2024. The FASB had previously issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020, which provided temporary relief from some of the existing accounting rules governing contract modifications when the modification is related to the replacement of the London Interbank Offered Rate (“LIBOR”) or other reference rates discontinued as a result of reference rate reform.
For eligible contract modifications, the update generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. For cash flow hedging relationships affected by reference rate reform, Topic 848 provides expedients that allow an entity to (i) change the reference rate of either the forecasted transaction or hedging instrument without requiring dedesignation of the hedging relationship; (ii) assert that changes to the hedged forecasted transaction will not impact whether it remains probable of occurring; and (iii) for the purposes of assessment of hedge effectiveness assume that the reference rate will not be replaced for the remainder of the hedging relationship if both the hedged forecasted transaction and hedging instrument are expected to be impacted by reference rate reform.
In March 2021, the Financial Conduct Authority announced that the intended cessation date of the one-, three-, six-, and 12-month tenors of USD LIBOR is June 30, 2023. Borrowings under the Company’s credit agreement bear interest, at the election of Select, based on LIBOR or an alternate base rate. The Company currently elects for its term loan borrowings to bear interest at a rate that is indexed to one-month LIBOR. Provisions within the credit agreement provide the Company with the ability to agree with JPMorgan Chase Bank, N.A., as administrative agent to the lenders, to replace LIBOR with a different reference rate in the event that LIBOR ceases to exist. The Company has not yet agreed upon a different reference rate with JPMorgan Chase Bank, N.A.

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
These updates have not had, and the Company does not expect them to have in future periods, a material impact on the Company's consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Estimates and assumptions are used for, but not limited to: revenue recognition, allowances for expected credit losses, estimated useful lives of assets, the fair value of goodwill and intangible assets, the fair value of derivatives, amounts payable for self-insured losses, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. The Company’s management evaluates and updates assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of Holdings, Select, and the subsidiaries and variable interest entities in which the Company has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation.
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
Non-Controlling Interests
The ownership interests held by outside parties in subsidiaries controlled by the Company are classified as non-controlling interests. Net income or loss is attributed to the Company’s non-controlling interests. Some of the Company’s non-controlling ownership interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties’ ownership interests. These interests are classified and reported as redeemable non-controlling interests and have been adjusted to their approximate redemption values, after the attribution of net income or loss.

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
The Company elected the short-term lease exemption for equipment leases; accordingly, equipment leases with terms of 12 months or less are not recorded in the consolidated balance sheets. For these leases, the Company recognizes lease payments on a straight-line basis over the lease term and lease payments are expensed as incurred. These expenses are included as components of cost of services in the consolidated statements of operations.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
Intangible Assets
Goodwill and indefinite-lived identifiable intangible assets
Goodwill and other indefinite-lived intangible assets are recognized primarily as the result of business combinations. Goodwill is assigned to reporting units based upon the specific nature of the business acquired or, when a business combination contains business components related to more than one reporting unit, goodwill is assigned to each reporting unit based upon an allocation determined by the relative fair values of the business acquired. When the Company disposes of a business, the Company allocates a portion of the reporting unit’s goodwill to that business based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. If the Company’s reporting units are reorganized, the Company reassigns goodwill based on the relative fair values of the new reporting units.
Goodwill and other indefinite-lived intangible assets are not amortized, but instead are subject to periodic impairment evaluations. The Company has elected to perform its annual impairment tests as of October 1. The Company also tests for impairment when events or conditions indicate that goodwill may be impaired. Events or conditions which might suggest impairment could include a significant change in the business environment, the regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit.
The Company may assess qualitatively whether goodwill is more likely than not impaired or perform a quantitative impairment test. When performing a qualitative assessment, the Company considers relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. If goodwill is more likely than not impaired, the Company must then complete a quantitative analysis. When performing a quantitative impairment test, the Company considers both the income and market approach in estimating the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying value of goodwill of the reporting unit.
At December 31, 2022, the Company’s other indefinite-lived intangible assets consist of trademarks, certificates of need, and accreditations. To determine the fair values of its trademarks, the Company uses a relief from royalty income approach. For the Company’s certificates of need and accreditations, the Company performs qualitative assessments. As part of these assessments, the Company evaluates the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying values, the Company will then perform a quantitative impairment assessment.
The Company’s most recent impairment assessments were completed as of October 1, 2022. The Company did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
Equity Method Investments
The Company applies the equity method of accounting for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not possess a controlling financial interest in the investee. These investments are recorded at their original cost and adjusted periodically to recognize the Company’s share of the investees’ net income or losses after the date of investment. Generally, the Company will discontinue applying the equity method when its share of net losses from the investee exceed the carrying amount of the Company’s investment. In these instances, the Company resumes accounting for the investment under the equity method if the investee subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. The Company evaluates its equity method investments for impairment when events or circumstances suggest that the carrying amount of the investment may not be recoverable. If the Company determines that an equity method investment is other than temporarily impaired, it records an impairment charge equal to the difference between the investment’s carrying amount and its fair value.
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
Non-Medicare: Non-Medicare payor sources include, but are not limited to, insurance companies (including Medicare Advantage plans), state Medicaid programs, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients themselves. The transaction price for services provided to non-Medicare patients includes amounts prescribed by state and federal fee schedules, negotiated contract amounts, or usual and customary amounts associated with the specific payor or based on the service provided. The Company applies the portfolio approach in determining revenues for certain homogeneous non-Medicare patient populations.
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
Other Revenues
The Company recognizes revenue for other services it provides, which principally consist of management and employee leasing services provided under contractual arrangements with related parties affiliated with the Company and non-affiliated healthcare institutions. The Company accounts for management and employee leasing services as single performance obligations satisfied over time. The transaction price is variable in nature and the Company recognizes revenue in amounts which are commensurate with the level of services provided during the period. The Company’s transaction price is determined such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of common shares held by equity holders other than the Company in nine less than wholly owned subsidiaries. These shares are subject to redemption rights.
Prior to December 31, 2022, the Company’s redeemable non-controlling interests were primarily comprised of the voting membership interests held by equity holders other than the Company in Concentra Group Holdings Parent. During the years ended December 31, 2020, 2021, and 2022, Select and members of Concentra Group Holdings Parent entered into agreements pursuant to which Select acquired additional outstanding membership interests of Concentra Group Holdings Parent for $576.4 million, $660.7 million, and $5.9 million, respectively. As of December 31, 2021, Select owns 100.0% of the outstanding voting membership interests of Concentra Group Holdings Parent.
The changes in redeemable non-controlling interests are as follows:

	For the Year Ended December 31,
	2020	2021	2022
	(in thousands)
Balance as of January 1	$974,541	$398,171	$39,033
Net income attributable to redeemable non-controlling interests	37,761	50,153	7,572
Distributions to and purchases of redeemable non-controlling interests	(11,255)	(911)	(5,443)
Redemption value adjustment on redeemable non-controlling interests	(27,470)	250,083	(3,385)
Purchase of membership interests of Concentra Group Holdings Parent	(576,366)	(660,658)	(5,876)
Other	960	2,195	2,142
Balance as of December 31	$398,171	$39,033	$34,043
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 15% and 19% of the Company’s accounts receivable is due from Medicare at December 31, 2021 and 2022, respectively.
Revenues from providing services to patients covered under the Medicare program represented approximately 25%, 23%, and 23% of the Company’s total revenue for the years ended December 31, 2020, 2021, and 2022, respectively. As a provider of services under the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s critical illness recovery hospitals, rehabilitation hospitals, or outpatient rehabilitation clinics to comply with Medicare regulations can result in the Company receiving significantly less Medicare payments than the Company currently receives for the services it provides to its patients.
4.     Acquisitions
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Acquisitions (Continued)
During the year ended December 31, 2021, the Company made acquisitions consisting of critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra businesses. The consideration given for these acquired businesses consisted principally of $89.7 million of cash and the issuance of $23.6 million of non-controlling interests. The Company allocated the purchase price of these acquired businesses to assets acquired, principally cash, accounts receivable, property and equipment, and operating lease right-of-use assets, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $59.9 million, $9.4 million, $7.7 million, and $8.6 million in our critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra reporting units, respectively.
During the year ended December 31, 2022, the Company made acquisitions consisting of critical illness recovery hospital, outpatient rehabilitation, and Concentra businesses. The consideration given for these acquired businesses consisted principally of $27.0 million of cash. The Company allocated the purchase price of these acquired businesses to assets acquired and liabilities assumed, principally property and equipment and operating lease right-of-use assets and lease liabilities, based on their estimated fair values. The Company recognized goodwill of $6.5 million, $10.9 million, and $4.7 million in our critical illness recovery hospital, outpatient rehabilitation, and Concentra reporting units, respectively.
5.     Variable Interest Entities
As of December 31, 2021 and 2022, the total assets of the Company’s variable interest entities were $225.1 million and $232.1 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2021 and 2022, the total liabilities of the Company’s variable interest entities were $74.8 million and $78.8 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $150.3 million and $158.3 million as of December 31, 2021 and 2022, respectively; these intercompany balances are eliminated in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties. The Company’s critical illness recovery hospitals, rehabilitation hospitals, and Concentra centers generally have lease terms of 10 years with two, five year renewal options. These renewal options vary for hospitals which operate as a hospital within a hospital, or “HIH.” The Company’s outpatient rehabilitation clinics generally have lease terms of five years with two, three to five year renewal options.
The Company’s total lease cost is as follows:

	For the Year Ended December 31,
	2020			2021			2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$278,945	$7,118	$286,063	$283,595	$7,186	$290,781	$299,077	$7,245	$306,322
Finance lease cost:
Amortization of right-of-use assets	452	—	452	647	—	647	1,488	—	1,488
Interest on lease liabilities	1,011	—	1,011	1,142	—	1,142	1,335	—	1,335
Short-term lease cost	—	—	—	269	—	269	74	—	74
Variable lease cost	49,409	580	49,989	52,666	426	53,092	57,335	462	57,797
Sublease income	(9,814)	—	(9,814)	(8,955)	—	(8,955)	(7,803)	—	(7,803)
Total lease cost	$320,003	$7,698	$327,701	$329,364	$7,612	$336,976	$351,506	$7,707	$359,213
Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
	2020	2021	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$280,263	$294,576	$308,085
Operating cash flows for finance leases	1,011	1,142	1,335
Financing cash flows for finance leases	140	616	1,472
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	256,697	284,657	340,845
Finance leases	1,220	4,545	495

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2021			2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Operating Leases	(in thousands)
Operating lease right-of-use assets	$1,052,603	$26,151	$1,078,754	$1,136,014	$33,726	$1,169,740

Current operating lease liabilities	$222,865	$6,469	$229,334	$231,595	$5,189	$236,784
Non-current operating lease liabilities	894,104	22,436	916,540	977,645	30,749	1,008,394
Total operating lease liabilities	$1,116,969	$28,905	$1,145,874	$1,209,240	$35,938	$1,245,178

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Leases (Continued)

	December 31,
	2021			2022
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Finance Leases	(in thousands)
Property and equipment, net	$8,505	$—	$8,505	$7,563	$—	$7,563

Current portion of long-term debt and notes payable	$1,404	$—	$1,404	$1,628	$—	$1,628
Long-term debt, net of current portion	16,679	—	16,679	15,478	—	15,478
Total finance lease liabilities	$18,083	$—	$18,083	$17,106	$—	$17,106
The weighted average remaining lease terms and discount rates are as follows:

	December 31,
	2021	2022
Weighted average remaining lease term (in years):
Operating leases	7.8	7.8
Finance leases	24.7	24.8
Weighted average discount rate:
Operating leases	5.6%	5.8%
Finance leases	7.4%	7.4%
As of December 31, 2022, maturities of lease liabilities are approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2023	$299,635	$2,868
2024	264,068	2,505
2025	220,843	2,227
2026	187,042	2,157
2027	142,922	1,641
Thereafter	522,332	26,659
Total undiscounted cash flows	1,636,842	38,057
Less: Imputed interest	391,664	20,951
Total discounted lease liabilities	$1,245,178	$17,106

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2021	2022
	(in thousands)
Land	$95,912	$96,630
Leasehold improvements	620,367	726,165
Buildings	574,916	579,223
Furniture and equipment	728,072	790,410
Construction-in-progress	79,722	88,932
Total property and equipment	2,098,989	2,281,360
Accumulated depreciation	(1,137,522)	(1,279,920)
Property and equipment, net	$961,467	$1,001,440
Depreciation expense was $178.0 million, $173.2 million, and $174.8 million for the years ended December 31, 2020, 2021, and 2022, respectively.
8.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2021 and 2022:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of January 1, 2021	$1,084,761	$432,753	$646,433	$1,215,067	$3,379,014
Acquisition of businesses	46,679	9,402	7,692	8,645	72,418
Sale of businesses	—	—	—	(2,520)	(2,520)
Balance as of December 31, 2021	1,131,440	442,155	654,125	1,221,192	3,448,912
Acquisition of businesses	6,505	—	10,853	4,679	22,037
Measurement period adjustment	13,251	—	—	—	13,251
Balance as of December 31, 2022	$1,151,196	$442,155	$664,978	$1,225,871	$3,484,200

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Intangible Assets (Continued)

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2021			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	21,478	—	21,478	22,827	—	22,827
Accreditations	1,874	—	1,874	1,836	—	1,836
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	304,289	(141,111)	163,178	310,279	(170,265)	140,014
Non-compete agreements	36,746	(15,095)	21,651	36,729	(16,442)	20,287
Total identifiable intangible assets	$536,085	$(161,206)	$374,879	$543,369	$(191,707)	$351,662
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At December 31, 2022, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 6.7 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $27.6 million, $29.5 million, and $31.0 million for the years ended December 31, 2020, 2021, and 2022, respectively.
Estimated amortization expense of the Company’s finite-lived intangible assets for each of the five succeeding years is as follows:

	2023	2024	2025	2026	2027
	(in thousands)
Amortization expense	$30,562	$21,775	$15,196	$14,245	$13,530
9.     Equity Method Investments
The Company’s equity method investments consist principally of minority ownership interests in rehabilitation businesses. Equity method investments of $270.8 million and $292.6 million are presented as part of other assets in the consolidated balance sheets as of December 31, 2021 and 2022, respectively. At December 31, 2022, these businesses primarily consist of the following ownership interests:

BIR JV, LLP	49.0%
OHRH, LLC	49.0%
GlobalRehab—Scottsdale, LLC	49.0%
ES Rehabilitation, LLC	49.0%
BHSM Rehabilitation, LLC	49.0%
RSH Property Ventures, LLC	50.0%

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Equity Method Investments (Continued)

The Company provides contracted services, principally employee leasing services, and charges management fees to related parties affiliated through its equity method investments. Revenue generated from contracted services provided and management fees charged to related parties affiliated through the Company’s equity method investments was $337.6 million, $332.0 million, and $374.1 million for the years ended December 31, 2020, 2021, and 2022, respectively.
The Company had receivables from related parties affiliated through its equity method investments of $23.9 million and $3.5 million, which are included as part of other current assets and other assets in the consolidated balance sheet, respectively, as of December 31, 2021. The Company has receivables from related parties of $16.3 million and $4.3 million, which are included as part of other current assets and other assets in the consolidated balance sheet, respectively, as of December 31, 2022.
The Company had liabilities for the operating cash it holds on behalf of certain rehabilitation businesses in which it has an equity method investment. These liabilities were $22.0 million and $37.0 million as of December 31, 2021 and 2022, respectively, and are included as part of accrued other in the consolidated balance sheets.
Summarized combined financial information of the rehabilitation businesses in which the Company has a minority ownership interest is as follows:

	December 31,
	2021	2022
	(in thousands)
Current assets	$181,838	$195,712
Non-current assets	356,278	381,533
Total assets	$538,116	$577,245
Current liabilities	$89,953	$82,626
Non-current liabilities	103,484	108,629
Equity	344,679	385,990
Total liabilities and equity	$538,116	$577,245

	For the Year Ended December 31,
	2020	2021	2022
	(in thousands)
Revenues	$562,031	$587,445	$624,348
Cost of services and other operating expenses	496,739	503,880	566,014
Net income	72,172	87,528	57,811
10.     Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. At December 31, 2021 and 2022, provisions for losses for professional liability risks retained by the Company have been discounted at 3%.
The Company recorded a liability of $173.5 million and $192.3 million related to these programs at December 31, 2021 and 2022, respectively. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $178.5 million and $197.2 million at December 31, 2021 and 2022, respectively. At December 31, 2021 and 2022, the Company recorded insurance proceeds receivable of $14.5 million and $13.1 million, respectively, for liabilities which exceeded its deductibles and self-insured retention limits and are recoverable through its insurance policies.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable
As of December 31, 2022, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$21,555	$(10,948)	$1,235,607	$1,163,689
Credit facilities:
Revolving facility	445,000	—	—	445,000	443,331
Term loan	2,103,437	(4,376)	(4,771)	2,094,290	2,056,110
Other debt, including finance leases	104,800	—	(135)	104,665	104,665
Total debt	$3,878,237	$17,179	$(15,854)	$3,879,562	$3,767,795
On February 21, 2023, the Company entered into Amendment No. 6 to the credit agreement, as described below. The principal maturities of the Company’s long-term debt and notes payable outlined in the following table are reflective of the extended maturity dates.

	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$1,225,000	$—	$—	$1,225,000
Credit facilities:
Revolving facility	—	82,154	362,846	—	—	—	445,000
Term loan	4,757	11,150	2,087,530	—	—	—	2,103,437
Other debt, including finance leases	39,594	25,562	1,408	1,307	823	36,106	104,800
Total debt	$44,351	$118,866	$2,451,784	$1,226,307	$823	$36,106	$3,878,237
As of December 31, 2021, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$27,635	$(13,951)	$1,238,684	$1,297,104
Credit facilities:
Revolving facility	160,000	—	—	160,000	159,400
Term loan	2,103,437	(6,386)	(6,961)	2,090,090	2,087,661
Other debt, including finance leases	85,398	—	(215)	85,183	85,183
Total debt	$3,573,835	$21,249	$(21,127)	$3,573,957	$3,629,348

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable (Continued)

Credit Facilities
On March 6, 2017, Select entered into a senior secured credit agreement (the “credit agreement”). The credit agreement has provided $2,265.0 million in term loans borrowings (the “term loan”) and the Company has the ability to borrow up to $650.0 million under a revolving credit facility (the “revolving facility” and, together with the term loan, the “credit facilities”), including a $125.0 million sublimit for the issuance of standby letters of credit. At December 31, 2022, Select had $148.5 million of availability under the revolving facility after giving effect to $445.0 million of outstanding borrowings and $56.5 million of outstanding letters of credit. As of December 31, 2022, the term loan and the revolving facility were due March 6, 2025 and March 6, 2024, respectively. On February 21, 2023, Select entered into Amendment No. 6 to the credit agreement. Amendment No. 6 extended the maturity date on $530.0 million of the total borrowing capacity of $650.0 million under the revolving facility to March 6, 2025; however, in the event the Company’s term loan is not refinanced by January 3, 2025, the maturity date for those revolving borrowings will be January 3, 2025.
The interest rates on the term loan and the revolving facility are equal to the Adjusted LIBO Rate (as defined in the credit agreement) plus a percentage ranging from 2.25% to 2.50%, or the Alternate Base Rate (as defined in the credit agreement) plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio. As of December 31, 2022, the term loan borrowings bear interest at a rate that is indexed to one-month LIBOR plus 2.50%. As of December 31, 2022, the revolving facility borrowings bear interest either at a rate indexed to one-month LIBOR plus 2.50% or the Alternate Base Rate plus 1.50%.
The revolving facility requires Select to maintain a leverage ratio, as specified in the credit agreement, not to exceed 7.00 to 1.00. As of December 31, 2022, Select’s leverage ratio was 5.96 to 1.00.
Borrowings under the credit facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries, other than certain non-guarantor subsidiaries, and will be guaranteed by substantially all of Select’s future domestic subsidiaries. Borrowings under the credit facilities are secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries, other than certain non-guarantor subsidiaries, and up to 65% of the capital stock of Select’s foreign subsidiaries held directly by Select or a domestic subsidiary.
Prepayment of Borrowings
Select will be required to prepay borrowings under the credit facilities with (i) the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the credit facilities or subject to a first lien intercreditor agreement, (ii) the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) a percentage of excess cash flow (as defined in the credit agreement) based on Select’s leverage ratio, as specified in the credit agreement. The Company will not be required to make a prepayment of borrowings as a result of excess cash flow for the year ended December 31, 2022.
6.250% Senior Notes
On August 1, 2019, Select issued and sold $550.0 million aggregate principal amount of 6.250% senior notes due August 15, 2026. On December 10, 2019, Select issued and sold $675.0 million aggregate principal amount of 6.250% senior notes, due August 15, 2026, as additional notes under the indenture pursuant to which it previously issued $550.0 million aggregate principal amount of senior notes. The additional senior notes were issued at 106.00% of the aggregate principal amount. Interest on the senior notes accrues at the rate of 6.250% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable (Continued)

Select is able to redeem some or all of the notes prior to maturity. The prices which would be paid if redeemed during the twelve-month period beginning on August 15 of the years indicated below are as follows:

Year	Percentage
2022	103.125%
2023	102.083%
2024	101.042%
2025	100.000%
Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.
12.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan, which bears interest at a rate that is indexed to one-month LIBOR, as discussed further in Note 11 – Long-Term Debt and Notes Payable. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the one-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and became effective March 31, 2021 for the monthly periods from and including April 30, 2021 through September 30, 2024. The Company pays a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% on the notional amount, or approximately $1.8 million.
The interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when one-month LIBOR exceeds 1.0%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income or loss and into interest expense when the hedged interest obligations affect earnings.
The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	For the Year Ended December 31,
	2020	2021	2022
	(in thousands)
Balance as of January 1	$—	$(2,027)	$12,282
Gain (loss) on interest rate cap contract	(2,027)	14,270	90,730
Amounts reclassified from accumulated other comprehensive income (loss)	—	39	(14,410)
Balance as of December 31	$(2,027)	$12,282	$88,602
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) are as follows:

	For the Year Ended December 31,
Statement of Operations	2020	2021	2022
	(in thousands)
Gains (losses) included in interest expense	$—	$(51)	$19,086
Income tax benefit (expense)	—	12	(4,676)
Amounts reclassified from accumulated other comprehensive income (loss)	$—	$(39)	$14,410

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Interest Rate Cap (Continued)
The Company expects that approximately $74.6 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.
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

			December 31,
Financial Instrument	Balance Sheet Classification	Level	2021	2022
			(in thousands)
Asset:
Interest rate cap contract, current portion	Current portion of interest rate cap contract	Level 2	$—	$74,857
Interest rate cap contract, non-current portion	Interest rate cap contract, net of current portion	Level 2	18,055	45,200
Liability:
Interest rate cap contract, current portion	Accrued other	Level 2	$330	$—
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

		December 31, 2021		December 31, 2022
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,238,684	$1,297,104	$1,235,607	$1,163,689
Credit facilities:
Revolving facility	Level 2	160,000	159,400	445,000	443,331
Term loan	Level 2	2,090,090	2,087,661	2,094,290	2,056,110
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.     Stock Repurchase Program
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The program is in effect until December 31, 2023, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the revolving facility. The common stock repurchase program has available capacity of $399.7 million as of December 31, 2022. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023.
The share repurchases and the cost associated with those repurchases are as follows:

	For the Year Ended December 31,
	2020	2021	2022
Shares repurchased	491,559	1,770,720	7,883,195
Cost of shares repurchased (in thousands)	$8,692	$58,598	$185,119
15.     Segment Information
The Company identifies its segments according to how the chief operating decision maker evaluates financial performance and allocates resources. The Company’s reportable segments consist of the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services provided to related parties affiliated through the Company’s equity method investments. For the years ended December 31, 2020, 2021, and 2022, the Company’s other activities also include other operating income related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to the coronavirus disease 2019 (“COVID-19”). Refer to Note 22 – CARES Act for further information.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information (Continued)

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,246,772	$849,340	$1,084,361	$1,732,041	$292,001	$6,204,515
Adjusted EBITDA	267,993	184,704	138,275	389,616	(33,229)	947,359
Total assets	2,304,116	1,194,136	1,348,316	2,275,345	238,258	7,360,171
Capital expenditures	65,690	13,003	36,301	46,787	18,756	180,537

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospitals	Rehabilitation Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,234,132	$916,763	$1,125,282	$1,724,359	$333,002	$6,333,538
Adjusted EBITDA	111,344	198,034	101,860	334,337	(98,712)	646,863
Total assets	2,484,542	1,200,767	1,371,123	2,281,647	327,214	7,665,293
Capital expenditures	79,524	14,426	40,677	45,983	9,762	190,372
A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$342,427	$153,203	$79,164	$252,892	$(27,120)
Depreciation and amortization	(51,531)	(27,727)	(29,009)	(87,865)	(9,527)
Stock compensation expense	—	—	—	(2,512)	(24,738)
Income (loss) from operations	$290,896	$125,476	$50,155	$162,515	$(61,385)	$567,657
Equity in earnings of unconsolidated subsidiaries						29,440
Gain on sale of businesses						12,387
Interest expense						(153,011)
Income before income taxes						$456,473

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$267,993	$184,704	$138,275	$389,616	$(33,229)
Depreciation and amortization	(53,094)	(27,677)	(29,592)	(82,210)	(10,072)
Stock compensation expense	—	—	—	(2,142)	(28,798)
Income (loss) from operations	$214,899	$157,027	$108,683	$305,264	$(72,099)	$713,774
Equity in earnings of unconsolidated subsidiaries						44,428
Gain on sale of businesses						2,155
Interest income						5,350
Interest expense						(135,985)
Income before income taxes						$629,722

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information (Continued)

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$111,344	$198,034	$101,860	$334,337	$(98,712)
Depreciation and amortization	(61,565)	(27,814)	(32,663)	(73,667)	(10,116)
Stock compensation expense	—	—	—	(2,141)	(35,614)
Income (loss) from operations	$49,779	$170,220	$69,197	$258,529	$(144,442)	$403,283
Equity in earnings of unconsolidated subsidiaries						26,407
Interest expense						(169,111)
Income before income taxes						$260,579
16.    Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue:

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$900,593	$345,642	$137,447	$1,284	$—	$1,384,966
Non-Medicare	1,164,410	349,530	719,600	1,488,976	—	3,722,516
Total patient services revenue	2,065,003	695,172	857,047	1,490,260	—	5,107,482
Other revenue	12,496	39,501	62,866	11,174	298,194	424,231
Total revenue	$2,077,499	$734,673	$919,913	$1,501,434	$298,194	$5,531,713

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$833,387	$412,440	$172,064	$1,079	$—	$1,418,970
Non-Medicare	1,401,414	394,809	843,803	1,723,804	—	4,363,830
Total patient services revenue	2,234,801	807,249	1,015,867	1,724,883	—	5,782,800
Other revenue	11,971	42,091	68,494	7,158	292,001	421,715
Total revenue	$2,246,772	$849,340	$1,084,361	$1,732,041	$292,001	$6,204,515

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$848,706	$423,739	$175,252	$849	$—	$1,448,546
Non-Medicare	1,376,269	448,467	878,979	1,718,300	—	4,422,015
Total patient services revenue	2,224,975	872,206	1,054,231	1,719,149	—	5,870,561
Other revenue	9,157	44,557	71,051	5,210	333,002	462,977
Total revenue	$2,234,132	$916,763	$1,125,282	$1,724,359	$333,002	$6,333,538

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Sale of Businesses
During the year ended December 31, 2020, the Company sold three businesses, including Concentra’s Department of Veterans Affairs community-based outpatient clinic business, for a total selling price of approximately $87.0 million. These sales resulted in gains of approximately $21.4 million. During the year ended December 31, 2020, the Company also accrued a liability and incurred a loss of $9.0 million related to the indemnity provision associated with a previously sold business. The Company paid the $9.0 million during the year ended December 31, 2021.
The Company recognized a gain of $2.2 million during the year ended December 31, 2021. The gain resulted from the sale of a Concentra business.
18.     Stock-based Compensation
Holdings’ equity incentive plan provides for the issuance of various stock-based awards. Under its current plan, Holdings has issued restricted stock awards. The equity plan currently allows for the issuance of 7,600,000 awards, as adjusted for cancelled or forfeited awards through December 31, 2022. As of December 31, 2022, Holdings has capacity to issue 3,116,662 stock-based awards under its equity plan. The equity plan allows for authorized but previously unissued shares or shares previously issued and outstanding and reacquired by Holdings to satisfy these awards.
The Company measures the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognizes the costs over the period during which employees are required to provide services. Restricted stock awards are valued using the closing market price of Holdings’ stock on the date of grant. The restricted stock awards generally vest over three to four years. Forfeitures are recognized as they occur.
Transactions related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, January 1, 2022	4,459	$23.54
Granted	1,642	28.41
Vested	(1,381)	17.79
Forfeited	(98)	23.61
Unvested balance, December 31, 2022	4,622	$26.99
For the years ended December 31, 2020, 2021, and 2022, the weighted average grant date fair values of restricted stock awards granted were $17.17, $38.59, and $28.41, respectively. For the years ended December 31, 2020, 2021, and 2022, the fair values of restricted stock awards vested were $22.2 million, $27.6 million, and $24.6 million, respectively.
Stock compensation expense recognized by the Company is as follows:

	For the Year Ended December 31,
	2020	2021	2022
	(in thousands)
Stock compensation expense:
Included in general and administrative	$22,053	$24,598	$30,555
Included in cost of services	5,197	6,342	7,200
Total	$27,250	$30,940	$37,755

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Stock-based Compensation (Continued)

Future stock compensation expense based on current stock-based awards is estimated to be as follows:

	2023	2024	2025	2026
	(in thousands)
Stock compensation expense	$36,547	$25,333	$10,932	$1,483
19.     Income Taxes
The components of the Company’s income tax expense for the years ended December 31, 2020, 2021, and 2022 are as follows:

	For the Year Ended December 31,
	2020	2021	2022
	(in thousands)
Current income tax expense:
Federal	$95,633	$99,254	$42,000
State and local	30,949	25,464	13,032
Total current income tax expense	126,582	124,718	55,032
Deferred income tax expense (benefit)	(14,715)	5,055	7,521
Total income tax expense	$111,867	$129,773	$62,553
Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2020	2021	2022
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, less federal income tax benefit	5.8	4.2	5.0
Permanent differences	0.5	0.5	0.7
Deferred income taxes — state income tax rate adjustment	0.0	(1.2)	0.6
Uncertain tax positions	(0.1)	0.0	0.0
Valuation allowance	0.0	0.2	1.7
Limitation on officers’ compensation	1.1	0.9	2.0
Tax credits	(0.3)	(0.4)	(1.6)
Stock-based compensation	(1.4)	(1.7)	(0.8)
Non-controlling interest	(3.3)	(1.9)	(4.2)
Other	1.2	(1.0)	(0.4)
Effective income tax rate	24.5%	20.6%	24.0%

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Income Taxes (Continued)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2022
	(in thousands)
Deferred tax assets
Implicit discounts and adjustments	$13,058	$13,345
Compensation and benefit-related accruals	57,604	57,669
Professional malpractice liability insurance	18,462	21,885
Deferred revenue	95	—
Federal and state net operating loss and state tax credit carryforwards	38,022	32,940
Interest limitation carryforward	494	13,554
Stock awards	4,285	5,608
Equity investments	4,414	5,073
Operating lease liabilities	230,416	251,058
CARES Act employer payroll tax deferral	11,594	—
Research and experimental expenditures	—	9,022
Other	4,850	2,380
Deferred tax assets	$383,294	$412,534
Valuation allowance	(17,773)	(20,444)
Deferred tax assets, net of valuation allowance	$365,521	$392,090
Deferred tax liabilities
Investment in unconsolidated affiliates	$(12,606)	$(16,370)
Depreciation and amortization	(245,859)	(260,237)
Deferred financing costs	(3,696)	(2,425)
Operating lease right-of-use assets	(215,640)	(233,188)
Derivatives	(4,094)	(28,739)
Other	(4,252)	(3,936)
Deferred tax liabilities	$(486,147)	$(544,895)
Deferred tax liabilities, net of deferred tax assets	$(120,626)	$(152,805)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2021	2022
	(in thousands)
Other assets	$22,166	$16,988
Non-current deferred tax liability	(142,792)	(169,793)
	$(120,626)	$(152,805)
The CARES Act, which was enacted on March 27, 2020, allowed eligible employers to defer payment on their share of payroll taxes otherwise required to be deposited between March 27, 2020 and December 31, 2020, as described further in Note 22 – CARES Act. In 2020, this legislation had the effect of decreasing the Company’s deferred income taxes and increasing its current income taxes payable by approximately $23.0 million. The Company paid 50% of its deferred payroll tax amounts during the year ended December 31, 2021, and the remaining 50% during the year ended December 31, 2022. As a result of these payments, the Company’s deferred income taxes increased and its current income taxes payable decreased by approximately $11.5 million during each of the years ended December 31, 2021 and 2022.
As of December 31, 2021 and 2022, the Company’s valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The state net deferred tax assets have a full valuation allowance recorded for entities that have a cumulative history of pre-tax losses (current year in addition to the two prior years).

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Income Taxes (Continued)

For the year ended December 31, 2021, the Company recorded a net valuation allowance increase of $0.4 million. These changes resulted from net changes in state net operating losses. For the year ended December 31, 2022, the Company recorded a net valuation allowance increase of $2.7 million. The changes in the Company’s valuation allowance were recognized as a result of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
At December 31, 2021 and 2022, the Company’s net deferred tax liabilities of approximately $120.6 million and $152.8 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effect on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.
The total state net operating losses are approximately $666.5 million. State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2023	$17,292	$9,630
2024	25,018	11,183
2025	36,127	12,312
2026	9,135	8,480
Thereafter through 2041	578,950	444,745

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.     Earnings per Share
The following table sets forth the net income attributable to the Company, its common shares outstanding, and its participating securities outstanding. There were no contractual dividends paid for the years ended December 31, 2020, 2021, and 2022.

	Basic and Diluted EPS
	For the Year Ended December 31,
	2020	2021	2022
	(in thousands)
Net income	$344,606	$499,949	$198,026
Less: net income attributable to non-controlling interests	85,611	97,724	39,032
Net income attributable to the Company	258,995	402,225	158,994
Less: Distributed and undistributed income attributable to participating securities	8,896	13,435	5,609
Distributed and undistributed income attributable to common shares	$250,099	$388,790	$153,385
The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2020
	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$250,099	129,780	$1.93
Participating securities	8,896	4,616	1.93
Total Company	$258,995

	For the Year Ended December 31, 2021
	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$388,790	130,249	$2.98
Participating securities	13,435	4,501	2.98
Total Company	$402,225

	For the Year Ended December 31, 2022
	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$153,385	124,628	$1.23
Participating securities	5,609	4,557	$1.23
Total Company	$158,994
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.     Commitments and Contingencies
Construction Commitments
At December 31, 2022, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $21.6 million.
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned hospital and outpatient clinic operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $37.0 million for professional malpractice liability insurance and $40.0 million for general liability insurance. For the Company’s Concentra center operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $19.0 million for professional malpractice liability insurance and $19.0 million for general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has designed a separate insurance program that responds to the risks of specific joint ventures. Most of the Company’s joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company also maintains additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s professional and general liability insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
Oklahoma City Investigation. On August 24, 2020, the Company and Select Specialty Hospital – Oklahoma City, Inc. (“SSH–Oklahoma City”) received civil investigative demands (“CIDs”) from the U.S. Attorney’s Office for the Western District of Oklahoma seeking responses to interrogatories and the production of various documents principally relating to the documentation, billing and reviews of medical services furnished to patients at SSH-Oklahoma City. The Company understands that the investigation arose from a qui tam lawsuit alleging billing fraud related to charges for respiratory therapy services at SSH–Oklahoma City and Select Specialty Hospital – Wichita, Inc. The Company has produced documents in response to the CIDs and is fully cooperating with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.     Commitments and Contingencies (Continued)

Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In October and December 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In May and July 2022, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra. The Company is fully cooperating with the DOJ on this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
Medicare Dual-Eligible Litigation
The Company’s critical illness recovery hospitals pursued claims against CMS involving denied Medicare bad debt reimbursement for copayments and deductibles of dual-eligible Medicaid beneficiaries for cost reporting periods ending in 2005 through 2010. A U.S. District Court ruled in favor of the Company and ordered CMS to pay the Medicare bad debt reimbursement plus interest and, during the year ended December 31, 2021, the Company received reimbursement proceeds of $19.9 million plus accrued interest of $5.4 million. These amounts were recognized as other operating income and interest income, respectively, during the year ended December 31, 2021.
22.     CARES Act
Provider Relief Funds
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. Since the enactment of the CARES Act, the Company’s consolidated subsidiaries have received approximately $239.7 million of payments from the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund. The Company was able to use payments received under the Provider Relief Fund for “health care related expenses or lost revenues that are attributable to coronavirus.” The Provider Relief Fund payments were first applied against health care related expenses attributable to COVID-19. Provider Relief Fund payments not fully expended on health care related expenses attributable to COVID-19 were then applied to lost revenues. The provisions of the Provider Relief Fund payments permit a parent organization to allocate all or a portion of its general and targeted distributions among its subsidiaries which are eligible health care providers.
As part of the terms and conditions of the Provider Relief Fund program, the Company must adhere to certain reporting requirements associated with payments received from the Provider Relief Fund. Recipients must report to HHS on their use of Provider Relief Fund payments by specified deadlines; these deadlines differ depending on when the payments were received by the recipient. The Company has adhered with these reporting requirements and completed such reporting for the payments it received between April 10, 2020 and June 30, 2021. The Company will complete its remaining reporting obligations for payments received after June 30, 2021 as the reporting becomes due.
In the absence of specific guidance for government grants under U.S. GAAP, the Company accounted for the payments it received in accordance with International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the Company’s accounting policy, payments are recognized as other operating income when it is probable that it has complied with the terms and conditions of the payments. The Company assessed its eligibility to utilize certain Provider Relief Fund payments and whether those payments were used in accordance with the terms and conditions set forth by HHS and within the Coronavirus Response and Relief Supplemental Appropriations Act of 2021. Based on the Company’s assessments, during the years ended December 31, 2020, 2021, and 2022, the Company determined that it complied with the terms and conditions associated with the Provider Relief Fund payments and was eligible to recognize approximately $90.0 million, $123.8 million, and $23.8 million, respectively, of Provider Relief Fund payments as other operating income.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.     CARES Act (Continued)
Medicare Accelerated and Advance Payments Program
The Company’s consolidated subsidiaries received approximately $325.0 million of advance payments under CMS’s Accelerated and Advance Payment Program, which was temporarily expanded by the CARES Act during the year ended December 31, 2020. Repayment of the advance payments began one year from the issuance date of the payment. After that first year, the Medicare program automatically recouped 25.0% of the Medicare payments otherwise owed to the provider or supplier for eleven months. At the end of the eleven-month period, recoupment increased to 50.0% for another six months. Any amounts that remain unpaid after 29 months are subject to a 4.0% interest rate.
The Company received the majority of its advance payments in April 2020 and CMS began recouping a portion of the Medicare payments due to the Company beginning in April 2021. CMS recouped $241.2 million and $83.8 million of Medicare payments during the years ended December 31, 2021 and 2022, respectively. The Company does not have any unpaid advances outstanding at December 31, 2022.
Employer Payroll Tax Deferral
From April 2020 through December 31, 2020, the Company deferred payment on $106.2 million payroll taxes owed, as allowed by the CARES Act. The Company repaid $53.2 million and $53.0 million of payroll taxes during the years ended December 31, 2021 and 2022, respectively. The $53.0 million outstanding for payroll taxes at December 31, 2021, is reflected in accrued payroll in the accompanying consolidated balance sheet.
23.     Subsequent Events
On February 16, 2023, the Company’s board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about March 15, 2023, to stockholders of record as of the close of business on March 3, 2023.
On February 21, 2023, Select entered into Amendment No. 6 to the credit agreement. Amendment No. 6 extended the maturity date on $530.0 million of the total borrowing capacity of $650.0 million under the revolving facility to March 6, 2025; however, in the event the Company’s term loan is not refinanced by January 3, 2025, the maturity date for those revolving borrowings will be January 3, 2025.

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2023, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Income Tax Valuation Allowance
Year ended December 31, 2022	$17,773	$2,671	$—	$—	$20,444
Year ended December 31, 2021	$17,339	$434	$—	$—	$17,773
Year ended December 31, 2020	$18,461	$(484)	$—	$(638)	$17,339
_______________________________________________________________________________
(1)Includes valuation allowance reserves resulting from business combinations.
(2)Valuation allowance deductions relate to the disposition of certain subsidiaries.