Form 10-Q
period 2023-03-31
SELECT MEDICAL HOLDINGS CORP
filed 2023-05-04
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2023, Select Medical Holdings Corporation had outstanding 127,126,909 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2022	March 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$97,906	$83,703
Accounts receivable	941,312	997,274
Prepaid income taxes	31,868	16,893
Current portion of interest rate cap contract	74,857	72,127
Other current assets	125,370	143,736
Total Current Assets	1,271,313	1,313,733
Operating lease right-of-use assets	1,169,740	1,186,534
Property and equipment, net	1,001,440	987,283
Goodwill	3,484,200	3,484,594
Identifiable intangible assets, net	351,662	346,606
Interest rate cap contract, net of current portion	45,200	26,994
Other assets	341,738	353,992
Total Assets	$7,665,293	$7,699,736
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$31,961	$31,237
Current operating lease liabilities	236,784	239,713
Current portion of long-term debt and notes payable	44,351	113,894
Accounts payable	186,729	174,101
Accrued payroll	209,789	171,815
Accrued vacation	150,695	156,433
Accrued interest	29,837	10,241
Accrued other	264,525	274,654
Income taxes payable	480	13,618
Total Current Liabilities	1,155,151	1,185,706
Non-current operating lease liabilities	1,008,394	1,024,676
Long-term debt, net of current portion	3,835,211	3,766,838
Non-current deferred tax liability	169,793	163,024
Other non-current liabilities	106,137	106,652
Total Liabilities	6,274,686	6,246,896
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	34,043	34,399
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 127,173,871 and 127,176,279 shares issued and outstanding at 2022 and 2023, respectively	127	127
Capital in excess of par	452,183	462,185
Retained earnings	581,010	635,483
Accumulated other comprehensive income	88,602	72,654
Total Stockholders’ Equity	1,121,922	1,170,449
Non-controlling interests	234,642	247,992
Total Equity	1,356,564	1,418,441
Total Liabilities and Equity	$7,665,293	$7,699,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2023
Revenue	$1,599,547	$1,664,980
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,407,010	1,418,819
General and administrative	37,513	42,279
Depreciation and amortization	51,039	52,425
Total costs and expenses	1,495,562	1,513,523
Income from operations	103,985	151,457
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	5,397	8,556
Interest expense	(35,514)	(48,571)
Income before income taxes	73,868	111,442
Income tax expense	17,942	26,185
Net income	55,926	85,257
Less: Net income attributable to non-controlling interests	6,809	14,452
Net income attributable to Select Medical Holdings Corporation	$49,117	$70,805
Earnings per common share (Note 12):
Basic and diluted	$0.37	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2023
Net income	$55,926	$85,257
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap contract	39,814	(2,696)
Reclassification adjustment for losses (gains) included in net income	39	(13,252)
Net change, net of tax benefit (expense) of $(13,284) and $5,175	39,853	(15,948)
Comprehensive income	95,779	69,309
Less: Comprehensive income attributable to non-controlling interests	6,809	14,452
Comprehensive income attributable to Select Medical Holdings Corporation	$88,970	$54,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2023

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564
Net income attributable to Select Medical Holdings Corporation				70,805		70,805		70,805
Net income attributable to non-controlling interests						—	12,811	12,811
Cash dividends declared for common stockholders ($0.125 per share)				(15,897)		(15,897)		(15,897)
Issuance of restricted stock	3	0	0			—		—
Vesting of restricted stock			10,003			10,003		10,003
Issuance of non-controlling interests						—	2,731	2,731
Non-controlling interests acquired in business combination						—	3,877	3,877
Distributions to and purchases of non-controlling interests						—	(6,069)	(6,069)
Redemption value adjustment on non-controlling interests				(436)		(436)		(436)
Other comprehensive income					(15,948)	(15,948)		(15,948)
Other			(1)	1		—		—
Balance at March 31, 2023	127,176	$127	$462,185	$635,483	$72,654	$1,170,449	$247,992	$1,418,441

	For the Three Months Ended March 31, 2022

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902
Net income attributable to Select Medical Holdings Corporation				49,117		49,117		49,117
Net income attributable to non-controlling interests						—	4,891	4,891
Cash dividends declared for common stockholders ($0.125 per share)				(16,691)		(16,691)		(16,691)
Issuance of restricted stock	13	0	0			—		—
Vesting of restricted stock			8,288			8,288		8,288
Repurchase of common shares	(2,128)	(2)	(23,459)	(28,215)		(51,676)		(51,676)
Issuance of non-controlling interests			651			651	4,578	5,229
Non-controlling interests acquired in business combination, measurement period adjustment						—	12,463	12,463
Distributions to and purchases of non-controlling interests						—	(9,097)	(9,097)
Redemption value adjustment on non-controlling interests				(1,381)		(1,381)		(1,381)
Other comprehensive income					39,853	39,853		39,853
Other				(2)		(2)		(2)
Balance at March 31, 2022	131,769	$132	$489,794	$596,079	$52,135	$1,138,140	$228,756	$1,366,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2022	2023
Operating activities
Net income	$55,926	$85,257
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	7,486	2,566
Depreciation and amortization	51,039	52,425
Provision for expected credit losses	94	429
Equity in earnings of unconsolidated subsidiaries	(5,397)	(8,556)
Gain on sale or disposal of assets	(23)	(7)
Stock compensation expense	8,823	10,181
Amortization of debt discount, premium and issuance costs	558	565
Deferred income taxes	420	(2,601)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(52,225)	(55,397)
Other current assets	(1,819)	(11,742)
Other assets	2,686	3,659
Accounts payable	16,074	(4,564)
Accrued expenses	(14,377)	(20,775)
Government advances	(62,928)	—
Net cash provided by operating activities	6,337	51,440
Investing activities
Business combinations, net of cash acquired	(5,186)	(397)
Purchases of property, equipment, and other assets	(46,845)	(58,885)
Investment in businesses	(3,337)	(9,800)
Proceeds from sale of assets	37	20
Net cash used in investing activities	(55,331)	(69,062)
Financing activities
Borrowings on revolving facilities	280,000	225,000
Payments on revolving facilities	(100,000)	(210,000)
Borrowings of other debt	15,794	21,448
Principal payments on other debt	(9,188)	(11,170)
Dividends paid to common stockholders	(16,691)	(15,897)
Repurchase of common stock	(51,676)	—
Decrease in overdrafts	(7,608)	(724)
Proceeds from issuance of non-controlling interests	5,229	2,731
Distributions to and purchases of non-controlling interests	(10,295)	(7,969)
Net cash provided by financing activities	105,565	3,419
Net increase (decrease) in cash and cash equivalents	56,571	(14,203)
Cash and cash equivalents at beginning of period	74,310	97,906
Cash and cash equivalents at end of period	$130,881	$83,703
Supplemental information
Cash paid for interest, excluding amounts received of $17,828 under the interest rate cap contract for the three months ended March 31, 2023	$53,517	$84,531
Cash paid for taxes	923	336

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of March 31, 2023, and for the three month periods ended March 31, 2022 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023.
2.    Accounting Policies
Recent Accounting Guidance Not Yet Adopted
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements, which requires companies to amortize leasehold improvements associated with related party leases under common control over the useful life of the leasehold improvement to the common control group. The ASU is effective for annual reporting periods beginning on or after December 15, 2023, however, early adoption is permitted. The ASU can either be applied prospectively or retrospectively.
The Company is currently evaluating this ASU, but does not expect it to have a material impact on its consolidated financial statements upon adoption. The Company plans to adopt the ASU using the prospective method as of January 1, 2024.
Recently Adopted Accounting Guidance
Reference Rate Reform
In December 2022, FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the relief provided under Topic 848 to contract modifications made and hedging relationships entered into on or before December 31, 2024. The FASB had previously issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020, which provided temporary relief from some of the existing accounting rules governing contract modifications when the modification is related to the replacement of the London Interbank Offered Rate (“LIBOR”) or other reference rates discontinued as a result of reference rate reform.
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
For the Company’s cash flow hedge, which mitigates the Company’s exposure to increases in the one-month LIBOR rate above 1.0% on $2.0 billion of principal outstanding under the term loan, the Company has elected to assert that the hedged forecasted transaction remains probable of occurring, regardless of a modification or expected modification that may replace one-month LIBOR with a different reference rate. The Company intends to modify the cash flow hedge’s contractual terms related to the replacement of the reference rate, as necessary, to align with the reference rate specified for the Company’s term loan. For the purpose of the assessment of hedge effectiveness, the Company assumes that the reference rate will not be replaced for the remainder of the hedging relationship, as outlined by Topic 848. The Company’s cash flow hedge is described further in Note 8 – Interest Rate Cap.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 19% and 20% of the Company’s accounts receivable is due from Medicare at December 31, 2022 and March 31, 2023, respectively.
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
The changes in redeemable non-controlling interests are as follows:

	Three Months Ended March 31,
	2022	2023
	(in thousands)
Balance as of January 1	$39,033	$34,043
Net income attributable to redeemable non-controlling interests	1,918	1,641
Distributions to redeemable non-controlling interests	(1,198)	(1,900)
Redemption value adjustment on redeemable non-controlling interests	1,381	436
Other	536	179
Balance as of March 31	$41,670	$34,399

5.     Variable Interest Entities
Certain states prohibit the “corporate practice of medicine,” which restricts the Company from owning medical practices which directly employ physicians or therapists and from exercising control over medical decisions by physicians and therapists. In these states, the Company enters into long-term management agreements with medical practices that are owned by licensed physicians or therapists, which, in turn, employ or contract with physicians or therapists who provide professional medical services. The management agreements provide for the Company to direct the transfer of ownership of the medical practices. Based on the provisions of the management agreements, the medical practices are variable interest entities for which the Company is the primary beneficiary.
As of December 31, 2022, and March 31, 2023, the total assets of the Company’s variable interest entities were $232.1 million and $254.1 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2022, and March 31, 2023, the total liabilities of the Company’s variable interest entities were $78.8 million and $82.2 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $158.3 million and $178.4 million as of December 31, 2022, and March 31, 2023, respectively. These intercompany balances are eliminated in consolidation.
6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties.
The Company’s total lease cost is as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2023
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$73,962	$1,809	$75,771	$76,632	$1,834	$78,466
Finance lease cost:
Amortization of right-of-use assets	347	—	347	394	—	394
Interest on lease liabilities	340	—	340	320	—	320
Short-term lease cost	35	—	35	—	—	—
Variable lease cost	13,655	39	13,694	15,761	84	15,845
Sublease income	(1,966)	—	(1,966)	(1,678)	—	(1,678)
Total lease cost	$86,373	$1,848	$88,221	$91,429	$1,918	$93,347

7.     Long-Term Debt and Notes Payable
As of March 31, 2023, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$20,065	$(10,206)	$1,234,859	$1,188,250
Credit facilities:
Revolving facility	460,000	—	—	460,000	458,275
Term loan	2,103,437	(3,881)	(4,230)	2,095,326	2,095,549
Other debt, including finance leases	90,664	—	(117)	90,547	90,547
Total debt	$3,879,101	$16,184	$(14,553)	$3,880,732	$3,832,621
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$1,225,000	$—	$—	$1,225,000
Credit facilities:
Revolving facility	—	84,923	375,077	—	—	—	460,000
Term loan	4,757	11,150	2,087,530	—	—	—	2,103,437
Other debt, including finance leases	19,928	56,356	1,408	1,308	823	10,841	90,664
Total debt	$24,685	$152,429	$2,464,015	$1,226,308	$823	$10,841	$3,879,101
As of December 31, 2022, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$21,555	$(10,948)	$1,235,607	$1,163,689
Credit facilities:
Revolving facility	445,000	—	—	445,000	443,331
Term loan	2,103,437	(4,376)	(4,771)	2,094,290	2,056,110
Other debt, including finance leases	104,800	—	(135)	104,665	104,665
Total debt	$3,878,237	$17,179	$(15,854)	$3,879,562	$3,767,795
Select Credit Facilities
On February 21, 2023, Select entered into Amendment No. 6 to its senior secured credit agreement (the “Select credit agreement”). Amendment No. 6 extended the maturity date on $530.0 million of the total borrowing capacity of $650.0 million under its revolving credit facility (the “Select revolving facility”) to March 6, 2025; however, in the event the Company’s term loan is not refinanced by January 3, 2025, the maturity date for those revolving borrowings will be January 3, 2025.

8.     Interest Rate Cap
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
The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Three Months Ended March 31,
	2022	2023
	(in thousands)
Balance as of January 1	$12,282	$88,602
Gain (loss) on interest rate cap cash flow hedge	39,814	(2,696)
Amounts reclassified from accumulated other comprehensive income	39	(13,252)
Balance as of March 31	$52,135	$72,654
The effects on net income of amounts reclassified from accumulated other comprehensive income are as follows:

	Three Months Ended March 31,
Statement of Operations	2022	2023
	(in thousands)
Gains (losses) included in interest expense	$(51)	$17,552
Income tax benefit (expense)	12	(4,300)
Amounts reclassified from accumulated other comprehensive income	$(39)	$13,252
The Company expects that approximately $71.1 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.
Refer to Note 9 – Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate cap contract and its balance sheet classification.

9.     Fair Value of Financial Instruments
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2022	March 31, 2023
Asset:			(in thousands)
Interest rate cap contract, current portion	Current portion of interest rate cap contract	Level 2	$74,857	$72,127
Interest rate cap contract, non-current portion	Interest rate cap contract, net of current portion	Level 2	45,200	26,994
The Company does not measure its indebtedness at fair value in its condensed consolidated balance sheets. The fair value of the credit facilities is based on quoted market prices for this debt in the syndicated loan market. The fair value of the senior notes is based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 7 – Long-Term Debt and Notes Payable, approximates fair value.

		December 31, 2022		March 31, 2023
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,235,607	$1,163,689	$1,234,859	$1,188,250
Credit facilities:
Revolving facility	Level 2	445,000	443,331	460,000	458,275
Term loan	Level 2	2,094,290	2,056,110	2,095,326	2,095,549
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.

10.     Segment Information
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended March 31,
	2022	2023
	(in thousands)
Revenue:
Critical illness recovery hospital	$601,755	$593,926
Rehabilitation hospital	220,634	231,462
Outpatient rehabilitation	271,940	295,903
Concentra	423,423	456,298
Other	81,795	87,391
Total Company	$1,599,547	$1,664,980
Adjusted EBITDA:
Critical illness recovery hospital	$35,967	$76,773
Rehabilitation hospital	42,379	47,216
Outpatient rehabilitation	26,596	30,199
Concentra	89,469	93,748
Other	(30,564)	(33,873)
Total Company	$163,847	$214,063
Total assets:
Critical illness recovery hospital	$2,367,490	$2,507,265
Rehabilitation hospital	1,187,118	1,203,069
Outpatient rehabilitation	1,350,374	1,397,823
Concentra	2,339,940	2,300,632
Other	291,022	290,947
Total Company	$7,535,944	$7,699,736
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$19,569	$23,658
Rehabilitation hospital	6,274	8,582
Outpatient rehabilitation	9,414	9,932
Concentra	10,240	14,400
Other	1,348	2,313
Total Company	$46,845	$58,885

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$35,967	$42,379	$26,596	$89,469	$(30,564)
Depreciation and amortization	(14,618)	(6,802)	(8,029)	(18,812)	(2,778)
Stock compensation expense	—	—	—	(535)	(8,288)
Income (loss) from operations	$21,349	$35,577	$18,567	$70,122	$(41,630)	$103,985
Equity in earnings of unconsolidated subsidiaries						5,397
Interest expense						(35,514)
Income before income taxes						$73,868

	Three Months Ended March 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$76,773	$47,216	$30,199	$93,748	$(33,873)
Depreciation and amortization	(16,637)	(6,888)	(8,457)	(18,310)	(2,133)
Stock compensation expense	—	—	—	(178)	(10,003)
Income (loss) from operations	$60,136	$40,328	$21,742	$75,260	$(46,009)	$151,457
Equity in earnings of unconsolidated subsidiaries						8,556
Interest expense						(48,571)
Income before income taxes						$111,442
11.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three months ended March 31, 2022 and 2023:

	Three Months Ended March 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$218,987	$103,021	$41,904	$177	$—	$364,089
Non-Medicare	380,986	107,142	214,113	422,046	—	1,124,287
Total patient services revenues	599,973	210,163	256,017	422,223	—	1,488,376
Other revenue	1,782	10,471	15,923	1,200	81,795	111,171
Total revenue	$601,755	$220,634	$271,940	$423,423	$81,795	$1,599,547

	Three Months Ended March 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$229,383	$110,055	$45,801	$243	$—	$385,482
Non-Medicare	363,305	109,925	231,985	454,598	—	1,159,813
Total patient services revenues	592,688	219,980	277,786	454,841	—	1,545,295
Other revenue	1,238	11,482	18,117	1,457	87,391	119,685
Total revenue	$593,926	$231,462	$295,903	$456,298	$87,391	$1,664,980

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three months ended March 31, 2022 and 2023.
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

	Basic and Diluted EPS
	Three Months Ended March 31,
	2022	2023
	(in thousands)
Net income	$55,926	$85,257
Less: net income attributable to non-controlling interests	6,809	14,452
Net income attributable to the Company	49,117	70,805
Less: Distributed and undistributed income attributable to participating securities	1,643	2,573
Distributed and undistributed income attributable to common shares	$47,474	$68,232
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended March 31,
	2022			2023
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$47,474	129,010	$0.37	$68,232	122,553	$0.56
Participating securities	1,643	4,464	$0.37	2,573	4,622	$0.56
Total Company	$49,117			$70,805
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
Oklahoma City Subpoena. On August 24, 2020, the Company and Select Specialty Hospital – Oklahoma City, Inc. (“SSH–Oklahoma City”) received Civil Investigative Demands (“CIDs”) from the U.S. Attorney’s Office for the Western District of Oklahoma seeking responses to interrogatories and the production of various documents principally relating to the documentation, billing and reviews of medical services furnished to patients at SSH-Oklahoma City. The Company understands that the investigation arose from a qui tam lawsuit alleging billing fraud related to charges for respiratory therapy services at SSH-Oklahoma City and Select Specialty Hospital - Wichita, Inc. The Company has produced documents in response to the CIDs and is fully cooperating with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.

Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In 2022, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra. The Company continues to produce data and other documents requested by the DOJ and is fully cooperating on this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
14.     Subsequent Event
On May 3, 2023, the Company’s Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about May 31, 2023, to stockholders of record as of the close of business on May 18, 2023.

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
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and
•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of March 31, 2023, we had operations in 46 states and the District of Columbia. We operated 105 critical illness recovery hospitals in 28 states, 32 rehabilitation hospitals in 12 states, 1,936 outpatient rehabilitation clinics in 39 states and the District of Columbia, 539 occupational health centers in 41 states, and 140 onsite clinics at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $1,665.0 million for the three months ended March 31, 2023. Of this total, we earned approximately 36% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2023
	(in thousands)
Net income	$55,926	$85,257
Income tax expense	17,942	26,185
Interest expense	35,514	48,571
Equity in earnings of unconsolidated subsidiaries	(5,397)	(8,556)
Income from operations	103,985	151,457
Stock compensation expense:
Included in general and administrative	6,949	8,405
Included in cost of services	1,874	1,776
Depreciation and amortization	51,039	52,425
Adjusted EBITDA	$163,847	$214,063
Other Significant Events
Dividend Payment
On February 16, 2023, our Board of Directors declared a cash dividend of $0.125 per share. On March 15, 2023, cash dividends totaling $15.9 million were paid.
Financing Transaction
On February 21, 2023, Select entered into Amendment No. 6 to the Select credit agreement. Amendment No. 6 extended the maturity date on $530.0 million of the total borrowing capacity of $650.0 million under the Select revolving facility to March 6, 2025; however, in the event the Company’s term loan is not refinanced by January 3, 2025, the maturity date for those revolving borrowings will be January 3, 2025.

Summary Financial Results
Three Months Ended March 31, 2023
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended March 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$593,926	$231,462	$295,903	$456,298	$87,391	$1,664,980
Operating expenses	(517,153)	(184,246)	(265,704)	(362,728)	(131,267)	(1,461,098)
Depreciation and amortization	(16,637)	(6,888)	(8,457)	(18,310)	(2,133)	(52,425)
Income (loss) from operations	$60,136	$40,328	$21,742	$75,260	$(46,009)	$151,457
Depreciation and amortization	16,637	6,888	8,457	18,310	2,133	52,425
Stock compensation expense	—	—	—	178	10,003	10,181
Adjusted EBITDA	$76,773	$47,216	$30,199	$93,748	$(33,873)	$214,063
Adjusted EBITDA margin	12.9%	20.4%	10.2%	20.5%	N/M	12.9%

	Three Months Ended March 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$601,755	$220,634	$271,940	$423,423	$81,795	$1,599,547
Operating expenses	(565,788)	(178,255)	(245,344)	(334,489)	(120,647)	(1,444,523)
Depreciation and amortization	(14,618)	(6,802)	(8,029)	(18,812)	(2,778)	(51,039)
Income (loss) from operations	$21,349	$35,577	$18,567	$70,122	$(41,630)	$103,985
Depreciation and amortization	14,618	6,802	8,029	18,812	2,778	51,039
Stock compensation expense	—	—	—	535	8,288	8,823
Adjusted EBITDA	$35,967	$42,379	$26,596	$89,469	$(30,564)	$163,847
Adjusted EBITDA margin	6.0%	19.2%	9.8%	21.1%	N/M	10.2%
Net income was $85.3 million for the three months ended March 31, 2023, compared to $55.9 million for the three months ended March 31, 2022.
The following table summarizes the changes in our segment performance measures for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	(1.3)%	4.9%	8.8%	7.8%	6.8%	4.1%
Change in income from operations	181.7%	13.4%	17.1%	7.3%	N/M	45.7%
Change in Adjusted EBITDA	113.5%	11.4%	13.5%	4.8%	N/M	30.6%
_______________________________________________________________________________
N/M —     Not meaningful.

Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report, or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 23% of our revenue for the three months ended March 31, 2023, and for the year ended December 31, 2022.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for subsequent 90-day periods and it is now scheduled to end on May 11, 2023. The COVID-19 national emergency that was declared by President Trump on March 13, 2020, which is separate from the public health emergency, ended on April 10, 2023 when H.R.J. Res. 7 was signed into law.
As a result of the COVID-19 national emergency, the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a detailed discussion of the federal health care program changes made in response to the COVID-19 pandemic, including these COVID-19 waivers, in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. Most of these COVID-19 waivers, including the waiver of the IRF 60% Rule and the waiver of Medicare statutory requirements regarding site neutral payments to long-term care hospitals (“LTCHs”), are scheduled to end when the public health emergency expires on May 11, 2023. However, LTCHs are exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. As a result, even when the public health emergency ends on May 11, 2023, LTCHs with cost reporting periods that started prior to May 11, 2023 will continue to be exempt for the remainder of that cost reporting year.
In addition, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related legislation temporarily suspended the 2% cut to Medicare payments due to sequestration from May 1, 2020 through March 31, 2022 and reduced the sequestration adjustment from 2% to 1% from April 1 through June 30, 2022. The full 2% reduction resumed on July 1, 2022. To pay for this relief, Congress increased the sequestration cut to Medicare payments to 2.25% for the first six months of fiscal year 2030 and to 3% for the final six months of fiscal year 2030. Additionally, an across-the-board 4% payment cut required to take effect in January 2022 due to the American Rescue Plan from the FY 2022 Statutory Pay-As-You-Go (“PAYGO”) scorecard was deferred by Congress until 2025.
The CARES Act and related legislation also provided more than $178 billion in appropriations for the Public Health and Social Services Emergency Fund, also known as the Provider Relief Fund, to be used for preventing, preparing, and responding to COVID-19 and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” HHS began distributing these funds to providers in April 2020. Recipients of payments were required to report data to HHS on the use of the funds via an online portal by specific deadlines established by HHS based on the date of the payment. All recipients of funds are subject to audit by HHS, the HHS OIG, or the Pandemic Response Accountability Committee. Audits may include examination of the accuracy of the data providers submitted to HHS in their applications for payments. Additional distributions are not expected and as a result, the Company does not expect to recognize additional income associated with these funds in the future.

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
Fiscal Year 2024. On April 10, 2023, CMS released a display copy of the proposed rule to update policies and payment rates for the LTCH-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023 through September 30, 2024). CMS is expected to issue the final rule in August or shortly thereafter. The proposed standard federal rate for fiscal year 2024 is $47,948, an increase from the standard federal rate applicable during fiscal year 2023 of $46,433. The proposed update to the standard federal rate for fiscal year 2024 includes a market basket increase of 3.1%, less a productivity adjustment of 0.2%. The proposed standard federal rate also includes an area wage budget neutrality factor of 1.0035335. The proposed fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $94,378, an increase from the fixed-loss amount in the 2023 fiscal year of $38,518. The proposed fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $40,732, an increase from the fixed-loss amount in the 2023 fiscal year of $38,788.
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

Fiscal Year 2024. On April 7, 2023, CMS published a proposed rule to update policies and payment rates for the IRF-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023 through September 30, 2024). The standard payment conversion factor for discharges for fiscal year 2024 would be set at $18,471, an increase from the standard payment conversion factor applicable during fiscal year 2022 of $17,878. The update to the standard payment conversion factor for fiscal year 2024, if adopted, would include a market basket increase of 3.2%, less a productivity adjustment of 0.2%. CMS proposed to decrease the outlier threshold amount for fiscal year 2024 to $9,690 from $12,526 established in the final rule for fiscal year 2023.
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a detailed discussion of Medicare reimbursement regulations that affect our outpatient rehabilitation clinic operations in Part I — Business — Government Regulations and in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. There have been no significant updates to these regulations subsequently.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a detailed discussion of Medicare regulations concerning services provided by physical therapy assistants and occupational therapy assistants in Part I — Business — Government Regulations and in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. There have been no significant updates to these regulations subsequently.

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

	Three Months Ended March 31,
	2022	2023
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	104	103
Number of hospitals acquired	—	—
Number of hospital start-ups	1	2
Number of hospitals closed/sold	—	—
Number of consolidated hospitals—end of period(1)	105	105
Available licensed beds(3)	4,524	4,440
Admissions(3)(4)	9,457	9,438
Patient days(3)(5)	289,217	286,746
Average length of stay (days)(3)(6)	30	30
Revenue per patient day(3)(7)	$2,075	$2,058
Occupancy rate(3)(8)	71%	72%
Percent patient days—Medicare(3)(9)	37%	39%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	20	20
Number of hospitals acquired	—	—
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	—
Number of consolidated hospitals—end of period(1)	20	20
Number of unconsolidated hospitals managed—end of period(2)	10	12
Total number of hospitals (all)—end of period	30	32
Available licensed beds(3)	1,391	1,413
Admissions(3)(4)	7,182	7,620
Patient days(3)(5)	103,802	107,910
Average length of stay (days)(3)(6)	15	14
Revenue per patient day(3)(7)	$1,943	$1,969
Occupancy rate(3)(8)	84%	86%
Percent patient days—Medicare(3)(9)	47%	49%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,572	1,622
Number of clinics acquired	2	9
Number of clinic start-ups	12	12
Number of clinics closed/sold	(2)	(11)
Number of consolidated clinics—end of period	1,584	1,632
Number of unconsolidated clinics managed—end of period	317	304
Total number of clinics (all)—end of period	1,901	1,936
Number of visits(3)(10)	2,310,086	2,636,770
Revenue per visit(3)(11)	$102	$101

	Three Months Ended March 31,
	2022	2023
Concentra data:
Number of consolidated centers—start of period	518	540
Number of centers acquired	1	—
Number of center start-ups	—	—
Number of centers closed/sold	(1)	(1)
Number of consolidated centers—end of period	518	539
Number of onsite clinics operated—end of period	140	140
Number of visits(3)(10)	3,116,898	3,217,945
Revenue per visit(3)(11)	$125	$133
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2023
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	88.0	85.2
General and administrative	2.3	2.5
Depreciation and amortization	3.2	3.2
Total costs and expenses	93.5	90.9
Income from operations	6.5	9.1
Equity in earnings of unconsolidated subsidiaries	0.3	0.5
Interest expense	(2.2)	(2.9)
Income before income taxes	4.6	6.7
Income tax expense	1.1	1.6
Net income	3.5	5.1
Net income attributable to non-controlling interests	0.4	0.8
Net income attributable to Select Medical Holdings Corporation	3.1%	4.3%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2022	2023	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$601,755	$593,926	(1.3)%
Rehabilitation hospital	220,634	231,462	4.9
Outpatient rehabilitation	271,940	295,903	8.8
Concentra	423,423	456,298	7.8
Other(1)	81,795	87,391	6.8
Total Company	$1,599,547	$1,664,980	4.1%
Income (loss) from operations:
Critical illness recovery hospital	$21,349	$60,136	181.7%
Rehabilitation hospital	35,577	40,328	13.4
Outpatient rehabilitation	18,567	21,742	17.1
Concentra	70,122	75,260	7.3
Other(1)	(41,630)	(46,009)	N/M
Total Company	$103,985	$151,457	45.7%
Adjusted EBITDA:
Critical illness recovery hospital	$35,967	$76,773	113.5%
Rehabilitation hospital	42,379	47,216	11.4
Outpatient rehabilitation	26,596	30,199	13.5
Concentra	89,469	93,748	4.8
Other(1)	(30,564)	(33,873)	N/M
Total Company	$163,847	$214,063	30.6%
Adjusted EBITDA margins:
Critical illness recovery hospital	6.0%	12.9%
Rehabilitation hospital	19.2	20.4
Outpatient rehabilitation	9.8	10.2
Concentra	21.1	20.5
Other(1)	N/M	N/M
Total Company	10.2%	12.9%
Total assets:
Critical illness recovery hospital	$2,367,490	$2,507,265
Rehabilitation hospital	1,187,118	1,203,069
Outpatient rehabilitation	1,350,374	1,397,823
Concentra	2,339,940	2,300,632
Other(1)	291,022	290,947
Total Company	$7,535,944	$7,699,736
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$19,569	$23,658
Rehabilitation hospital	6,274	8,582
Outpatient rehabilitation	9,414	9,932
Concentra	10,240	14,400
Other(1)	1,348	2,313
Total Company	$46,845	$58,885
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M — Not meaningful.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
For the three months ended March 31, 2023, we had revenue of $1,665.0 million and income from operations of $151.5 million, as compared to revenue of $1,599.5 million and income from operations of $104.0 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, Adjusted EBITDA was $214.1 million, with an Adjusted EBITDA margin of 12.9%, as compared to Adjusted EBITDA of $163.8 million and an Adjusted EBITDA margin of 10.2% for the three months ended March 31, 2022.
The most significant contributor to the improvement in our financial performance for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was a decrease in labor costs in our critical illness recovery hospital segment as the investments made in the recruitment, hiring, and retention of full-time staff in 2022 resulted in a significant decrease in contract labor utilization. Additionally, reduced demand in the marketplace resulted in lower contract labor rates, which further contributed to the decrease in total contract labor costs. We believe the ratio of personnel expense to net revenue for the critical illness recovery hospital segment for the three months ended March 31, 2023, is indicative of a more stabilized labor environment.
Revenue
Critical Illness Recovery Hospital Segment.   Revenue was $593.9 million for the three months ended March 31, 2023, compared to $601.8 million for the three months ended March 31, 2022. Our patient days were 286,746 for the three months ended March 31, 2023, compared to 289,217 days for the three months ended March 31, 2022. Occupancy in our critical illness recovery hospitals was 72% and 71% for the three months ended March 31, 2023 and 2022, respectively. Revenue per patient day was $2,058 for the three months ended March 31, 2023, compared to $2,075 for the three months ended March 31, 2022. Our Medicare revenue per patient day decreased during the three months ended March 31, 2023 primarily due to reinstatement of the 2.0% cut to Medicare payments due to sequestration.
Rehabilitation Hospital Segment.   Revenue increased 4.9% to $231.5 million for the three months ended March 31, 2023, compared to $220.6 million for the three months ended March 31, 2022. The increase in revenue was principally due to an increase in patient days. Our patient days increased 4.0% to 107,910 days for the three months ended March 31, 2023, compared to 103,802 days for the three months ended March 31, 2022. Occupancy in our rehabilitation hospitals was 86% and 84% for the three months ended March 31, 2023 and 2022, respectively. Our revenue per patient day increased 1.3% to $1,969 for the three months ended March 31, 2023, compared to $1,943 for the three months ended March 31, 2022. We experienced increases in both our Medicare and non-Medicare revenue per patient day during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Outpatient Rehabilitation Segment.   Revenue increased 8.8% to $295.9 million for the three months ended March 31, 2023, compared to $271.9 million for the three months ended March 31, 2022. The increase in revenue was primarily attributable to patient visits, which increased 14.1% to 2,636,770 visits for the three months ended March 31, 2023, compared to 2,310,086 visits for the three months ended March 31, 2022. Our revenue per visit decreased to $101 for the three months ended March 31, 2023, compared to $102 for the three months ended March 31, 2022, primarily due to a decrease in Medicare reimbursement rates along with the impact of the reinstatement of the 2.0% cut to Medicare payments due to sequestration.
Concentra Segment.   Revenue increased 7.8% to $456.3 million for the three months ended March 31, 2023, compared to $423.4 million for the three months ended March 31, 2022. The increase in revenue was due to increases in both revenue per visit and patient visits. Our revenue per visit increased 6.4% to $133 for the three months ended March 31, 2023, compared to $125 for the three months ended March 31, 2022. Our patient visits increased 3.2% to 3,217,945 for the three months ended March 31, 2023, compared to 3,116,898 visits for the three months ended March 31, 2022. COVID-19 screening and testing services did not contribute to the Concentra segment’s revenue for the three months ended March 31, 2023, compared to $9.1 million of revenue from these services during the three months ended March 31, 2022.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,461.1 million, or 87.7% of revenue, for the three months ended March 31, 2023, compared to $1,444.5 million, or 90.3% of revenue, for the three months ended March 31, 2022. Our cost of services, a major component of which is labor expense, was $1,418.8 million, or 85.2% of revenue, for the three months ended March 31, 2023, compared to $1,407.0 million, or 88.0% of revenue, for the three months ended March 31, 2022. The decrease in our operating expenses relative to our revenue was principally attributable to the decreased labor costs within our critical illness recovery hospital segment, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $42.3 million, or 2.5% of revenue, for the three months ended March 31, 2023, compared to $37.5 million, or 2.3% of revenue, for the three months ended March 31, 2022.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.  Adjusted EBITDA increased 113.5% to $76.8 million for the three months ended March 31, 2023, compared to $36.0 million for the three months ended March 31, 2022. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 12.9% for the three months ended March 31, 2023, compared to 6.0% for the three months ended March 31, 2022. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, were principally due to lower labor costs resulting from our efforts in 2022 to hire additional full-time nursing staff, improve retention among our employees, and decrease our reliance on contract labor, and lower contract labor rates due to reduced demand in the marketplace. Our total contract labor costs decreased by approximately 76.0% during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, which was driven by a 53.1% decrease in the utilization of contract registered nurses and a 42.0% decrease in the rate per hour for contract registered nurses.
Rehabilitation Hospital Segment.   Adjusted EBITDA increased 11.4% to $47.2 million for the three months ended March 31, 2023, compared to $42.4 million for the three months ended March 31, 2022. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 20.4% for the three months ended March 31, 2023, compared to 19.2% for the three months ended March 31, 2022. The increase in Adjusted EBITDA for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily attributable to an increase in revenue, which was partially offset by additional labor costs associated with the increase in patient days.
Outpatient Rehabilitation Segment.   Adjusted EBITDA increased 13.5% to $30.2 million for the three months ended March 31, 2023, compared to $26.6 million for the three months ended March 31, 2022. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 10.2% for the three months ended March 31, 2023, compared to 9.8% for the three months ended March 31, 2022. The increase in our Adjusted EBITDA was primarily due to an increase in patient visits, partially offset by increases in labor costs for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Concentra Segment.   Adjusted EBITDA increased 4.8% to $93.7 million for the three months ended March 31, 2023, compared to $89.5 million for the three months ended March 31, 2022. Our Adjusted EBITDA margin for the Concentra segment was 20.5% for the three months ended March 31, 2023, compared to 21.1% for the three months ended March 31, 2022. The increase in Adjusted EBITDA was primarily due to an increase in revenue, partially offset by increases in labor costs for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Depreciation and Amortization
Depreciation and amortization expense was $52.4 million for the three months ended March 31, 2023, compared to $51.0 million for the three months ended March 31, 2022.
Income from Operations
For the three months ended March 31, 2023, we had income from operations of $151.5 million, compared to $104.0 million for the three months ended March 31, 2022. The decline in labor costs experienced within our critical illness recovery hospital segment was the primary cause of the increase in income from operations, as discussed above under “Adjusted EBITDA.”
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended March 31, 2023, we had equity in earnings of unconsolidated subsidiaries of $8.6 million, compared to $5.4 million for the three months ended March 31, 2022. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Our term loan is subject to an interest rate cap, which limits the one-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan. The one-month LIBOR rate was 4.86% at March 31, 2023, compared to 0.45% at March 31, 2022. Accordingly, the interest rate cap mitigated our exposure to increases in one-month LIBOR in excess of 1.0% during the three months ended March 31, 2023. Interest expense was $48.6 million for the three months ended March 31, 2023, compared to $35.5 million for the three months ended March 31, 2022. The increase in interest expense was caused by the borrowings we made under our revolving facility, as well an increase in the one-month LIBOR rate, as described further above.

Income Taxes
We recorded income tax expense of $26.2 million for the three months ended March 31, 2023, which represented an effective tax rate of 23.5%. We recorded income tax expense of $17.9 million for the three months ended March 31, 2022, which represented an effective tax rate of 24.3%.
The reduction in our effective tax rate resulted principally from an increase in our income before income taxes generated from our less than wholly owned subsidiaries taxed as partnerships. For these subsidiaries, we only incur income tax expense on our share of the earnings, however the full earnings of these subsidiaries are reflected in income before income taxes on the Condensed Consolidated Statement of Operations. The downward effect of the untaxed income allocated to non-controlling interests on the effective tax rate was 3.5% for the three months ended March 31, 2023, compared to 2.5% for the three months ended March 31, 2022.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $14.5 million for the three months ended March 31, 2023, compared to $6.8 million for the three months ended March 31, 2022. The increase in net income attributable to non-controlling interests was principally due an increase in the net income of our less than wholly owned subsidiaries. Many of these subsidiaries benefited from lower labor costs during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Three Months Ended March 31,
	2022	2023
	(in thousands)
Cash flows provided by operating activities	$6,337	$51,440
Cash flows used in investing activities	(55,331)	(69,062)
Cash flows provided by financing activities	105,565	3,419
Net increase (decrease) in cash and cash equivalents	56,571	(14,203)
Cash and cash equivalents at beginning of period	74,310	97,906
Cash and cash equivalents at end of period	$130,881	$83,703
Operating activities provided $51.4 million of cash flows for the three months ended March 31, 2023, compared to $6.3 million of cash flows for the three months ended March 31, 2022. The cash flows from operating activities during the three months ended March 31, 2022 included the repayment of $62.9 million of Medicare advance payments. The remaining change in cash flows provided by operating activities year over year is attributable to routine changes in net working capital, partially offset by an increase in net income.
Our days sales outstanding was 54 days at March 31, 2023, compared to 55 days at December 31, 2022. Our days sales outstanding was 53 days at March 31, 2022, compared to 52 days at December 31, 2021. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $69.1 million of cash flows for the three months ended March 31, 2023. The principal uses of cash were $58.9 million for purchases of property, equipment, and other assets, and $10.2 million for investments in and acquisitions of businesses. Investing activities used $55.3 million of cash flows for the three months ended March 31, 2022. The principal uses of cash were $46.8 million for purchases of property and equipment and $8.5 million for investments in and acquisitions of businesses.
Financing activities provided $3.4 million of cash flows for the three months ended March 31, 2023. The principal source of cash was net borrowings under our revolving facility of $15.0 million and net borrowings on our other debt of $10.3 million. The principal uses of cash were $15.9 million of dividend payments to common stockholders and $8.0 million for distributions to and purchases of non-controlling interests. Financing activities provided $105.6 million of cash flows for the three months ended March 31, 2022. The principal source of cash was net borrowings under our revolving facility of $180.0 million. The principal uses of cash were $51.7 million for repurchases of common stock, $16.7 million of dividend payments to common stockholders and $10.3 million for distributions to and purchases of non-controlling interests.

Capital Resources
Working capital.  We had net working capital of $128.0 million at March 31, 2023, compared to $116.2 million at December 31, 2022. The increase in working capital was primarily due to an increase in accounts receivable and a decrease in our accrued expenses. This was partially offset by an increase in the current portion of our long-term debt.
Credit facilities. On February 21, 2023, Select entered into Amendment No. 6 to the Select credit agreement. Amendment No. 6 extended the maturity date on $530.0 million of the total borrowing capacity of $650.0 million under the Select revolving facility to March 6, 2025; however, in the event the Company’s term loan is not refinanced by January 3, 2025, the maturity date for those revolving borrowings will be January 3, 2025.
At March 31, 2023, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $8.1 million) and borrowings of $460.0 million under its revolving facility. At March 31, 2023, Select had $133.8 million of availability under its revolving facility after giving effect to $56.2 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2023, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. Holdings did not repurchase shares during the three months ended March 31, 2023. Since the inception of the program through March 31, 2023, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs. The Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, became effective January 1, 2023.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of March 31, 2023, we had cash and cash equivalents of $83.7 million and $133.8 million of availability under the revolving facility after giving effect to $460.0 million of outstanding borrowings and $56.2 million of outstanding letters of credit.
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
Dividend
On May 3, 2023, our Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about May 31, 2023 to stockholders of record as of the close of business on May 18, 2023.
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
At March 31, 2023, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $8.1 million) and $460.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our one-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. As of March 31, 2023, the one-month LIBOR rate was 4.86%. As of March 31, 2023, $103.4 million of our term loan borrowings are subject to variable interest rates.
As of March 31, 2023, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $1.4 million.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to the “Litigation” section contained within Note 13 – Commitments and Contingencies of the notes to our condensed consolidated financial statements included herein.
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
During the three months ended March 31, 2023, Holdings did not repurchase shares under the authorized common stock repurchase program. The common stock repurchase program has an available capacity of $399.7 million as of March 31, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description
10.1
Amendment No 6, dated as of February 21, 2023, to the Credit Agreement, dated as of March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2, dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, and Amendment No. 5, dated as of June 2, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (file No. 001-34465) filed on February 22, 2023).

10.2
Offer Letter, by and between Select Medical Corporation and Christopher S. Weigl, dated April 22, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (file No. 001-34465), filed on March 1, 2023).

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

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Christopher S. Weigl
Christopher S. Weigl
Senior Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer)

Dated:  May 4, 2023