Form 10-Q
period 2023-06-30
SELECT MEDICAL HOLDINGS CORP
filed 2023-08-03
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2023, Select Medical Holdings Corporation had outstanding 127,143,417 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2022	June 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$97,906	$101,167
Accounts receivable	941,312	964,680
Prepaid income taxes	31,868	16,513
Current portion of interest rate cap contract	74,857	83,938
Other current assets	125,370	138,186
Total Current Assets	1,271,313	1,304,484
Operating lease right-of-use assets	1,169,740	1,182,839
Property and equipment, net	1,001,440	1,004,430
Goodwill	3,484,200	3,486,050
Identifiable intangible assets, net	351,662	346,733
Interest rate cap contract, net of current portion	45,200	18,396
Other assets	341,738	358,937
Total Assets	$7,665,293	$7,701,869
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$31,961	$31,494
Current operating lease liabilities	236,784	241,517
Current portion of long-term debt and notes payable	44,351	57,205
Accounts payable	186,729	186,787
Accrued payroll	209,789	191,061
Accrued vacation	150,695	159,168
Accrued interest	29,837	29,514
Accrued other	264,525	283,257
Income taxes payable	480	8,209
Total Current Liabilities	1,155,151	1,188,212
Non-current operating lease liabilities	1,008,394	1,021,314
Long-term debt, net of current portion	3,835,211	3,695,341
Non-current deferred tax liability	169,793	155,925
Other non-current liabilities	106,137	105,123
Total Liabilities	6,274,686	6,165,915
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	34,043	34,375
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 127,173,871 and 127,387,869 shares issued and outstanding at 2022 and 2023, respectively	127	127
Capital in excess of par	452,183	473,942
Retained earnings	581,010	696,922
Accumulated other comprehensive income	88,602	75,047
Total Stockholders’ Equity	1,121,922	1,246,038
Non-controlling interests	234,642	255,541
Total Equity	1,356,564	1,501,579
Total Liabilities and Equity	$7,665,293	$7,701,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	$1,584,741	$1,674,528	$3,184,288	$3,339,508
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,390,550	1,423,603	2,797,560	2,842,422
General and administrative	37,268	42,508	74,781	84,787
Depreciation and amortization	51,081	49,939	102,120	102,364
Total costs and expenses	1,478,899	1,516,050	2,974,461	3,029,573
Other operating income	15,125	726	15,125	726
Income from operations	120,967	159,204	224,952	310,661
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	6,167	10,501	11,564	19,057
Interest expense	(41,052)	(48,997)	(76,566)	(97,568)
Income before income taxes	86,082	120,708	159,950	232,150
Income tax expense	19,820	28,848	37,762	55,033
Net income	66,262	91,860	122,188	177,117
Less: Net income attributable to non-controlling interests	11,055	13,623	17,864	28,075
Net income attributable to Select Medical Holdings Corporation	$55,207	$78,237	$104,324	$149,042
Earnings per common share (Note 12):
Basic and diluted	$0.43	$0.61	$0.79	$1.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Net income	$66,262	$91,860	$122,188	$177,117
Other comprehensive income (loss), net of tax:
Gain on interest rate cap contract	11,833	17,527	51,647	14,831
Reclassification adjustment for losses (gains) included in net income	(6)	(15,134)	33	(28,386)
Net change, net of tax benefit (expense) of $(3,942), $(777), $(17,227), and $4,398	11,827	2,393	51,680	(13,555)
Comprehensive income	78,089	94,253	173,868	163,562
Less: Comprehensive income attributable to non-controlling interests	11,055	13,623	17,864	28,075
Comprehensive income attributable to Select Medical Holdings Corporation	$67,034	$80,630	$156,004	$135,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2023

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564
Net income attributable to Select Medical Holdings Corporation				70,805		70,805		70,805
Net income attributable to non-controlling interests						—	12,811	12,811
Cash dividends declared for common stockholders ($0.125 per share)				(15,897)		(15,897)		(15,897)
Issuance of restricted stock	3	0	0			—		—
Vesting of restricted stock			10,003			10,003		10,003
Issuance of non-controlling interests						—	2,731	2,731
Non-controlling interests acquired in business combination						—	3,877	3,877
Distributions to and purchases of non-controlling interests						—	(6,069)	(6,069)
Redemption value adjustment on non-controlling interests				(436)		(436)		(436)
Other comprehensive income					(15,948)	(15,948)		(15,948)
Other			(1)	1		—		—
Balance at March 31, 2023	127,176	$127	$462,185	$635,483	$72,654	$1,170,449	$247,992	$1,418,441
Net income attributable to Select Medical Holdings Corporation				78,237		78,237		78,237
Net income attributable to non-controlling interests						—	11,539	11,539
Cash dividends declared for common stockholders ($0.125 per share)				(15,924)		(15,924)		(15,924)
Issuance of restricted stock	261	0	0			—		—
Vesting of restricted stock			10,326			10,326		10,326
Repurchase of common shares	(49)	0	(634)	(872)		(1,506)		(1,506)
Issuance of non-controlling interests			1,870			1,870	10,211	12,081
Distributions to and purchases of non-controlling interests			195			195	(14,201)	(14,006)
Redemption value adjustment on non-controlling interests				(2)		(2)		(2)
Other comprehensive income					2,393	2,393		2,393
Balance at June 30, 2023	127,388	$127	$473,942	$696,922	$75,047	$1,246,038	$255,541	$1,501,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Six Months Ended June 30, 2022

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902
Net income attributable to Select Medical Holdings Corporation				49,117		49,117		49,117
Net income attributable to non-controlling interests						—	4,891	4,891
Cash dividends declared for common stockholders ($0.125 per share)				(16,691)		(16,691)		(16,691)
Issuance of restricted stock	13	0	0			—		—
Vesting of restricted stock			8,288			8,288		8,288
Repurchase of common shares	(2,128)	(2)	(23,459)	(28,215)		(51,676)		(51,676)
Issuance of non-controlling interests			651			651	4,578	5,229
Non-controlling interests acquired in business combination, measurement period adjustment						—	12,463	12,463
Distributions to and purchases of non-controlling interests						—	(9,097)	(9,097)
Redemption value adjustment on non-controlling interests				(1,381)		(1,381)		(1,381)
Other comprehensive income					39,853	39,853		39,853
Other				(2)		(2)		(2)
Balance at March 31, 2022	131,769	$132	$489,794	$596,079	$52,135	$1,138,140	$228,756	$1,366,896
Net income attributable to Select Medical Holdings Corporation				55,207		55,207		55,207
Net income attributable to non-controlling interests						—	9,155	9,155
Cash dividends declared for common stockholders ($0.125 per share)				(16,108)		(16,108)		(16,108)
Issuance of restricted stock	211	0	0			—		—
Forfeitures of unvested restricted stock	(6)	0	0	3		3		3
Vesting of restricted stock			8,406			8,406		8,406
Repurchase of common shares	(5,483)	(6)	(56,965)	(69,976)		(126,947)		(126,947)
Issuance of non-controlling interests			—			—	1,725	1,725
Distributions to and purchases of non-controlling interests			534			534	(7,348)	(6,814)
Redemption value adjustment on non-controlling interests				355		355		355
Other comprehensive loss					11,827	11,827		11,827
Other				(4)		(4)	—	(4)
Balance at June 30, 2022	126,491	$126	$441,769	$565,556	$63,962	$1,071,413	$232,288	$1,303,701
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2022	2023
Operating activities
Net income	$122,188	$177,117
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	11,140	8,841
Depreciation and amortization	102,120	102,364
Provision for expected credit losses	111	761
Equity in earnings of unconsolidated subsidiaries	(11,564)	(19,057)
Gain on sale or disposal of assets	(1,476)	(23)
Stock compensation expense	17,769	20,508
Amortization of debt discount, premium and issuance costs	1,123	1,174
Deferred income taxes	(1,965)	(10,876)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(32,431)	(23,135)
Other current assets	(2,128)	(5,997)
Other assets	1,275	5,472
Accounts payable	4,879	7,096
Accrued expenses	44,296	22,033
Government advances	(77,319)	—
Net cash provided by operating activities	178,018	286,278
Investing activities
Business combinations, net of cash acquired	(19,241)	(7,732)
Purchases of property, equipment, and other assets	(93,177)	(118,399)
Investment in businesses	(6,990)	(9,800)
Proceeds from sale of assets	5,314	56
Net cash used in investing activities	(114,094)	(135,875)
Financing activities
Borrowings on revolving facilities	565,000	435,000
Payments on revolving facilities	(375,000)	(535,000)
Borrowings of other debt	17,494	22,298
Principal payments on other debt	(16,874)	(26,373)
Dividends paid to common stockholders	(32,799)	(31,821)
Repurchase of common stock	(178,623)	(1,506)
Decrease in overdrafts	(11,055)	(467)
Proceeds from issuance of non-controlling interests	6,955	14,812
Distributions to and purchases of non-controlling interests	(18,663)	(24,085)
Net cash used in financing activities	(43,565)	(147,142)
Net increase in cash and cash equivalents	20,359	3,261
Cash and cash equivalents at beginning of period	74,310	97,906
Cash and cash equivalents at end of period	$94,669	$101,167
Supplemental information
Cash paid for interest, excluding amounts received of $103 and $38,284 under the interest rate cap contract	$74,217	$133,581
Cash paid for taxes	16,423	42,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of June 30, 2023, and for the three and six month periods ended June 30, 2022 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023.
2.    Accounting Policies
Recent Accounting Guidance Not Yet Adopted
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements, which requires companies to amortize leasehold improvements associated with related party leases under common control over the useful life of the leasehold improvement to the common control group. The ASU is effective for annual reporting periods beginning on or after December 15, 2023; however, early adoption is permitted. The ASU can either be applied prospectively or retrospectively.
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
For eligible contract modifications, the update generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. For cash flow hedging relationships affected by reference rate reform, Topic 848 provides expedients that allow an entity to (i) change the reference rate of either the forecasted transaction or hedging instrument without requiring dedesignation of the hedging relationship; (ii) assert that changes to the hedged forecasted transaction will not impact whether it remains probable of occurring; and (iii) for the purposes of assessing hedge effectiveness, assume that the reference rate will not be replaced for the remainder of the hedging relationship if both the hedged forecasted transaction and hedging instrument are expected to be impacted by reference rate reform.

In March 2021, the Financial Conduct Authority announced June 30, 2023 as the intended cessation date of the one-, three-, six-, and 12-month tenors of USD LIBOR. Provisions within the credit agreement provide the Company with the ability to agree with JPMorgan Chase Bank, N.A., as administrative agent to the lenders, to replace LIBOR with a different reference rate in the event that LIBOR ceases to exist. On May 31, 2023, the Company replaced LIBOR with the forward looking Secured Overnight Financing Rate (“Adjusted Term SOFR”) within the credit agreement. On May 31, 2023, the Company also modified the cash flow hedge’s contractual terms to replace LIBOR with SOFR. The amendment to the credit agreement is described further in Note 7 -Long-term Debt and Notes Payable. The Company’s cash flow hedge is described further in Note 8 – Interest Rate Cap.
These updates have not had a material impact on the Company's consolidated financial statements.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 19% of the Company’s accounts receivable is due from Medicare at both December 31, 2022 and June 30, 2023.
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
The changes in redeemable non-controlling interests are as follows:

	Six Months Ended June 30,
	2022	2023
	(in thousands)
Balance as of January 1	$39,033	$34,043
Net income attributable to redeemable non-controlling interests	1,918	1,641
Distributions to redeemable non-controlling interests	(1,198)	(1,900)
Redemption value adjustment on redeemable non-controlling interests	1,381	436
Other	536	179
Balance as of March 31	$41,670	$34,399
Net income attributable to redeemable non-controlling interests	1,900	2,084
Distributions to and purchases of redeemable non-controlling interests	(1,553)	(2,110)
Redemption value adjustment on redeemable non-controlling interests	(355)	2
Other	535	—
Balance as of June 30	$42,197	$34,375

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
As of December 31, 2022, and June 30, 2023, the total assets of the Company’s variable interest entities were $232.1 million and $263.6 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2022, and June 30, 2023, the total liabilities of the Company’s variable interest entities were $78.8 million and $84.1 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $158.3 million and $186.7 million as of December 31, 2022, and June 30, 2023, respectively. These intercompany balances are eliminated in consolidation.
6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties.
The Company’s total lease cost is as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2023
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$73,969	$1,809	$75,778	$76,892	$1,833	$78,725
Finance lease cost:
Amortization of right-of-use assets	377	—	377	404	—	404
Interest on lease liabilities	336	—	336	387	—	387
Short-term lease cost	15	—	15	—	—	—
Variable lease cost	14,407	141	14,548	16,532	—	16,532
Sublease income	(1,940)	—	(1,940)	(1,716)	—	(1,716)
Total lease cost	$87,164	$1,950	$89,114	$92,499	$1,833	$94,332

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2023
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$147,931	$3,618	$151,549	$153,524	$3,667	$157,191
Finance lease cost:
Amortization of right-of-use assets	724	—	724	798	—	798
Interest on lease liabilities	676	—	676	707	—	707
Short-term lease cost	50	—	50	—	—	—
Variable lease cost	28,062	180	28,242	32,293	84	32,377
Sublease income	(3,906)	—	(3,906)	(3,394)	—	(3,394)
Total lease cost	$173,537	$3,798	$177,335	$183,928	$3,751	$187,679

7.     Long-Term Debt and Notes Payable
As of June 30, 2023, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$18,562	$(9,456)	$1,234,106	$1,204,175
Credit facilities:
Revolving facility	345,000	—	—	345,000	343,706
Term loan	2,103,437	(3,379)	(3,684)	2,096,374	2,098,178
Other debt, including finance leases	77,164	—	(98)	77,066	77,066
Total debt	$3,750,601	$15,183	$(13,238)	$3,752,546	$3,723,125
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$1,225,000	$—	$—	$1,225,000
Credit facilities:
Revolving facility	—	31,846	313,154	—	—	—	345,000
Term loan	4,757	11,150	2,087,530	—	—	—	2,103,437
Other debt, including finance leases	11,738	51,046	1,408	1,309	823	10,840	77,164
Total debt	$16,495	$94,042	$2,402,092	$1,226,309	$823	$10,840	$3,750,601
As of December 31, 2022, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$21,555	$(10,948)	$1,235,607	$1,163,689
Credit facilities:
Revolving facility	445,000	—	—	445,000	443,331
Term loan	2,103,437	(4,376)	(4,771)	2,094,290	2,056,110
Other debt, including finance leases	104,800	—	(135)	104,665	104,665
Total debt	$3,878,237	$17,179	$(15,854)	$3,879,562	$3,767,795
Select Credit Facilities
On May 31, 2023, Select entered into Amendment No. 7 to the Select credit agreement. Amendment No. 7 replaced the interest rate based on LIBOR and LIBOR-based mechanics applicable to borrowings under the Select credit agreement with an interest rate based on Adjusted Term SOFR (as defined in the credit agreement). The Adjusted Term SOFR Rate includes a credit spread adjustment of 0.10%.
On July 31, 2023, the Company entered into Amendment No. 8 to the Select credit agreement. Amendment No. 8 provides for a new tranche of refinancing term loan in an aggregate principal amount of $2,103.0 million to replace the existing term loans and a $710.0 million new revolving credit facility to replace the existing revolving credit facility. The refinancing term loan and the extended revolving credit facility will mature on March 6, 2027, with an early springing maturity 90 days prior to the senior notes maturity, triggered if more than $300.0 million of senior notes remain outstanding on May 15, 2026. The refinancing term loan has an interest rate of Term SOFR (without the 0.10% credit spread adjustment) plus 3.00% and the refinancing revolving credit facility has an interest rate of Adjusted Term SOFR plus 2.50%, in each case, subject to a leverage-based pricing grid.

8.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan. The term loan bears interest at a variable rate that is indexed to a benchmark which changed from LIBOR to SOFR on May 31, 2023. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the variable interest rate to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and is effective through September 30, 2024. The Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% of the notional amount, or approximately $1.8 million.
The interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when the variable interest rate exceeds 1.0%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income and into interest expense when the hedged interest obligations affect earnings.
The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Six Months Ended June 30,
	2022	2023
	(in thousands)
Balance as of January 1	$12,282	$88,602
Gain (loss) on interest rate cap cash flow hedge	39,814	(2,696)
Amounts reclassified from accumulated other comprehensive income	39	(13,252)
Balance as of March 31	$52,135	$72,654
Gain on interest rate cap cash flow hedge	11,833	17,527
Amounts reclassified from accumulated other comprehensive income	(6)	(15,134)
Balance as of June 30	$63,962	$75,047
The effects on net income of amounts reclassified from accumulated other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations	2022	2023	2022	2023
	(in thousands)
Gains (losses) included in interest expense	$8	$20,045	$(43)	$37,597
Income tax benefit (expense)	(2)	(4,911)	10	(9,211)
Amounts reclassified from accumulated other comprehensive income	$6	$15,134	$(33)	$28,386
The Company expects that approximately $82.1 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2022	June 30, 2023
Asset:			(in thousands)
Interest rate cap contract, current portion	Current portion of interest rate cap contract	Level 2	$74,857	$83,938
Interest rate cap contract, non-current portion	Interest rate cap contract, net of current portion	Level 2	45,200	18,396
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

		December 31, 2022		June 30, 2023
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,235,607	$1,163,689	$1,234,106	$1,204,175
Credit facilities:
Revolving facility	Level 2	445,000	443,331	345,000	343,706
Term loan	Level 2	2,094,290	2,056,110	2,096,374	2,098,178
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
	(in thousands)
Revenue:
Critical illness recovery hospital	$545,908	$575,091	$1,147,663	$1,169,017
Rehabilitation hospital	228,887	240,856	449,521	472,318
Outpatient rehabilitation	287,258	302,972	559,198	598,875
Concentra	441,357	467,079	864,780	923,377
Other	81,331	88,530	163,126	175,921
Total Company	$1,584,741	$1,674,528	$3,184,288	$3,339,508
Adjusted EBITDA:
Critical illness recovery hospital	$20,019	$65,496	$55,986	$142,269
Rehabilitation hospital	49,845	54,689	92,224	101,905
Outpatient rehabilitation	33,601	32,850	60,197	63,049
Concentra	92,607	100,391	182,076	194,139
Other(1)	(15,078)	(33,957)	(45,642)	(67,830)
Total Company	$180,994	$219,469	$344,841	$433,532
Total assets:
Critical illness recovery hospital	$2,387,516	$2,492,370	$2,387,516	$2,492,370
Rehabilitation hospital	1,194,739	1,209,737	1,194,739	1,209,737
Outpatient rehabilitation	1,360,600	1,399,782	1,360,600	1,399,782
Concentra	2,301,296	2,314,328	2,301,296	2,314,328
Other	307,507	285,652	307,507	285,652
Total Company	$7,551,658	$7,701,869	$7,551,658	$7,701,869
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$19,528	$31,363	$39,097	$55,021
Rehabilitation hospital	4,821	1,903	11,095	10,485
Outpatient rehabilitation	9,314	10,476	18,728	20,408
Concentra	8,716	15,846	18,956	30,246
Other	3,953	(74)	5,301	2,239
Total Company	$46,332	$59,514	$93,177	$118,399
_______________________________________________________________________________
(1)    For the three and six months ended June 30, 2022, Adjusted EBITDA included other operating income of $15.1 million. The other operating income is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to COVID-19.

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$20,019	$49,845	$33,601	$92,607	$(15,078)
Depreciation and amortization	(14,603)	(7,175)	(8,130)	(18,730)	(2,443)
Stock compensation expense	—	—	—	(536)	(8,410)
Income (loss) from operations	$5,416	$42,670	$25,471	$73,341	$(25,931)	$120,967
Equity in earnings of unconsolidated subsidiaries						6,167
Interest expense						(41,052)
Income before income taxes						$86,082

	Three Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$65,496	$54,689	$32,850	$100,391	$(33,957)
Depreciation and amortization	(13,886)	(6,887)	(8,779)	(18,283)	(2,104)
Stock compensation expense	—	—	—	—	(10,326)
Income (loss) from operations	$51,610	$47,802	$24,071	$82,108	$(46,387)	$159,204
Equity in earnings of unconsolidated subsidiaries						10,501
Interest expense						(48,997)
Income before income taxes						$120,708

	Six Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$55,986	$92,224	$60,197	$182,076	$(45,642)
Depreciation and amortization	(29,221)	(13,977)	(16,159)	(37,542)	(5,221)
Stock compensation expense	—	—	—	(1,071)	(16,698)
Income (loss) from operations	$26,765	$78,247	$44,038	$143,463	$(67,561)	$224,952
Equity in earnings of unconsolidated subsidiaries						11,564
Interest expense						(76,566)
Income before income taxes						$159,950

	Six Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$142,269	$101,905	$63,049	$194,139	$(67,830)
Depreciation and amortization	(30,523)	(13,775)	(17,236)	(36,593)	(4,237)
Stock compensation expense	—	—	—	(178)	(20,329)
Income (loss) from operations	$111,746	$88,130	$45,813	$157,368	$(92,396)	$310,661
Equity in earnings of unconsolidated subsidiaries						19,057
Interest expense						(97,568)
Income before income taxes						$232,150

11.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and six months ended June 30, 2022 and 2023:

	Three Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$213,680	$105,030	$44,433	$195	$—	$363,338
Non-Medicare	329,118	113,001	224,957	439,779	—	1,106,855
Total patient services revenues	542,798	218,031	269,390	439,974	—	1,470,193
Other revenue	3,110	10,856	17,868	1,383	81,331	114,548
Total revenue	$545,908	$228,887	$287,258	$441,357	$81,331	$1,584,741

	Three Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$207,743	$113,450	$46,647	$250	$—	$368,090
Non-Medicare	366,498	115,436	236,246	465,367	—	1,183,547
Total patient services revenues	574,241	228,886	282,893	465,617	—	1,551,637
Other revenue	850	11,970	20,079	1,462	88,530	122,891
Total revenue	$575,091	$240,856	$302,972	$467,079	$88,530	$1,674,528

	Six Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$432,667	$208,051	$86,337	$372	$—	$727,427
Non-Medicare	710,104	220,143	439,070	861,825	—	2,231,142
Total patient services revenues	1,142,771	428,194	525,407	862,197	—	2,958,569
Other revenue	4,892	21,327	33,791	2,583	163,126	225,719
Total revenue	$1,147,663	$449,521	$559,198	$864,780	$163,126	$3,184,288

	Six Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$437,126	$223,505	$92,448	$493	$—	$753,572
Non-Medicare	729,803	225,361	468,231	919,965	—	2,343,360
Total patient services revenues	1,166,929	448,866	560,679	920,458	—	3,096,932
Other revenue	2,088	23,452	38,196	2,919	175,921	242,576
Total revenue	$1,169,017	$472,318	$598,875	$923,377	$175,921	$3,339,508

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and six months ended June 30, 2022 and 2023.
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

	Basic and Diluted EPS
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
	(in thousands)
Net income	$66,262	$91,860	$122,188	$177,117
Less: net income attributable to non-controlling interests	11,055	13,623	17,864	28,075
Net income attributable to the Company	55,207	78,237	104,324	149,042
Less: Distributed and undistributed income attributable to participating securities	1,920	2,877	3,558	5,449
Distributed and undistributed income attributable to common shares	$53,287	$75,360	$100,766	$143,593
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended June 30,
	2022			2023
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$53,287	124,897	$0.43	$75,360	122,634	$0.61
Participating securities	1,920	4,500	$0.43	2,877	4,681	$0.61
Total Company	$55,207			$78,237

	Six Months Ended June 30,
	2022			2023
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$100,766	126,942	$0.79	$143,593	122,594	$1.17
Participating securities	3,558	4,482	$0.79	5,449	4,652	$1.17
Total Company	$104,324			$149,042
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned hospital and outpatient clinic operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $37.0 million for professional malpractice liability insurance and $40.0 million for general liability insurance. For the Company’s Concentra center operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $19.0 million for professional malpractice liability insurance and $19.0 million for general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has designed a separate insurance program that responds to the risks of specific joint ventures. Most of the Company’s joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company also maintains additional types of liability insurance covering claims, that due to their nature or amount, are not covered by or not fully covered by the Company’s professional and general liability insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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

Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In 2022, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
14.     Subsequent Events
On August 2, 2023, the Company’s Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about September 1, 2023, to stockholders of record as of the close of business on August 15, 2023.
On July 31, 2023, the Company entered into Amendment No. 8 to the Select credit agreement. Amendment No. 8 provides for a new tranche of refinancing term loan in an aggregate principal amount of $2,103.0 million to replace the existing term loans and a $710.0 million new revolving credit facility to replace the existing revolving credit facility. The refinancing term loan and the extended revolving credit facility will mature on March 6, 2027, with an early springing maturity 90 days prior to the senior notes maturity, triggered if more than $300.0 million of senior notes remain outstanding on May 15, 2026. The refinancing term loan has an interest rate of Term SOFR (without the 0.10% credit spread adjustment) plus 3.00% and the refinancing revolving credit facility has an interest rate of Adjusted Term SOFR plus 2.50%, in each case, subject to a leverage-based pricing grid.

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
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and
•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our quarterly reports on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of June 30, 2023, we had operations in 46 states and the District of Columbia. We operated 108 critical illness recovery hospitals in 28 states, 32 rehabilitation hospitals in 12 states, 1,944 outpatient rehabilitation clinics in 39 states and the District of Columbia, 540 occupational health centers in 41 states, and 141 onsite clinics at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $3,339.5 million for the six months ended June 30, 2023. Of this total, we earned approximately 35% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
	(in thousands)
Net income	$66,262	$91,860	$122,188	$177,117
Income tax expense	19,820	28,848	37,762	55,033
Interest expense	41,052	48,997	76,566	97,568
Equity in earnings of unconsolidated subsidiaries	(6,167)	(10,501)	(11,564)	(19,057)
Income from operations	120,967	159,204	224,952	310,661
Stock compensation expense:
Included in general and administrative	7,046	8,553	13,995	16,958
Included in cost of services	1,900	1,773	3,774	3,549
Depreciation and amortization	51,081	49,939	102,120	102,364
Adjusted EBITDA	$180,994	$219,469	$344,841	$433,532
Other Significant Events
Dividend Payment
On February 16, 2023, and May 3, 2023, our Board of Directors declared a cash dividend of $0.125 per share. On both March 15, 2023, and May 31, 2023, cash dividends for both dividend payments totaling $15.9 million were paid.
Financing Transaction
On May 31, 2023, Select entered into Amendment No. 7 to the Select credit agreement. Amendment No. 7 replaced the interest rate based on LIBOR and LIBOR-based mechanics applicable to borrowings under the Select credit agreement with an interest rate based on Adjusted Term SOFR (as defined in the credit agreement). The Adjusted Term SOFR Rate includes a credit spread adjustment of 0.10%.
On July 31, 2023, the Company entered into Amendment No. 8 to the Select credit agreement. Amendment No. 8 provides for a new tranche of refinancing term loan in an aggregate principal amount of $2,103.0 million to replace the existing term loans and a $710.0 million new revolving credit facility to replace the existing revolving credit facility. The refinancing term loan and the extended revolving credit facility will mature on March 6, 2027, with an early springing maturity 90 days prior to the senior notes maturity, triggered if more than $300.0 million of senior notes remain outstanding on May 15, 2026. The refinancing term loan has an interest rate of Term SOFR (without the 0.10% credit spread adjustment) plus 3.00% and the refinancing revolving credit facility has an interest rate of Adjusted Term SOFR plus 2.50%, in each case, subject to a leverage-based pricing grid.

Summary Financial Results
Three Months Ended June 30, 2023
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$575,091	$240,856	$302,972	$467,079	$88,530	$1,674,528
Operating expenses	(509,595)	(186,503)	(270,361)	(366,839)	(132,813)	(1,466,111)
Depreciation and amortization	(13,886)	(6,887)	(8,779)	(18,283)	(2,104)	(49,939)
Other operating income	—	336	239	151	—	726
Income (loss) from operations	$51,610	$47,802	$24,071	$82,108	$(46,387)	$159,204
Depreciation and amortization	13,886	6,887	8,779	18,283	2,104	49,939
Stock compensation expense	—	—	—	—	10,326	10,326
Adjusted EBITDA	$65,496	$54,689	$32,850	$100,391	$(33,957)	$219,469
Adjusted EBITDA margin	11.4%	22.7%	10.8%	21.5%	N/M	13.1%

	Three Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$545,908	$228,887	$287,258	$441,357	$81,331	$1,584,741
Operating expenses	(525,889)	(179,042)	(253,657)	(349,267)	(119,963)	(1,427,818)
Depreciation and amortization	(14,603)	(7,175)	(8,130)	(18,730)	(2,443)	(51,081)
Other operating income (expense)	—	—	—	(19)	15,144	15,125
Income (loss) from operations	$5,416	$42,670	$25,471	$73,341	$(25,931)	$120,967
Depreciation and amortization	14,603	7,175	8,130	18,730	2,443	51,081
Stock compensation expense	—	—	—	536	8,410	8,946
Adjusted EBITDA	$20,019	$49,845	$33,601	$92,607	$(15,078)	$180,994
Adjusted EBITDA margin	3.7%	21.8%	11.7%	21.0%	N/M	11.4%
Net income was $91.9 million for the three months ended June 30, 2023, compared to $66.3 million for the three months ended June 30, 2022.
The following table summarizes changes in segment performance measures for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	5.3%	5.2%	5.5%	5.8%	8.9%	5.7%
Change in income from operations	852.9%	12.0%	(5.5)%	12.0%	N/M	31.6%
Change in Adjusted EBITDA	227.2%	9.7%	(2.2)%	8.4%	N/M	21.3%
_______________________________________________________________________________
N/M —     Not meaningful.

Six Months Ended June 30, 2023
The following tables reconcile our segment performance measures to our consolidated operating results:

	Six Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,169,017	$472,318	$598,875	$923,377	$175,921	$3,339,508
Operating expenses	(1,026,748)	(370,749)	(536,065)	(729,567)	(264,080)	(2,927,209)
Depreciation and amortization	(30,523)	(13,775)	(17,236)	(36,593)	(4,237)	(102,364)
Other operating income	—	336	239	151	—	726
Income (loss) from operations	$111,746	$88,130	$45,813	$157,368	$(92,396)	$310,661
Depreciation and amortization	30,523	13,775	17,236	36,593	4,237	102,364
Stock compensation expense	—	—	—	178	20,329	20,507
Adjusted EBITDA	$142,269	$101,905	$63,049	$194,139	$(67,830)	$433,532
Adjusted EBITDA margin	12.2%	21.6%	10.5%	21.0%	N/M	13.0%

	Six Months Ended June 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,147,663	$449,521	$559,198	$864,780	$163,126	$3,184,288
Operating expenses	(1,091,677)	(357,297)	(499,001)	(683,756)	(240,610)	(2,872,341)
Depreciation and amortization	(29,221)	(13,977)	(16,159)	(37,542)	(5,221)	(102,120)
Other operating income (expense)	—	—	—	(19)	15,144	15,125
Income (loss) from operations	$26,765	$78,247	$44,038	$143,463	$(67,561)	$224,952
Depreciation and amortization	29,221	13,977	16,159	37,542	5,221	102,120
Stock compensation expense	—	—	—	1,071	16,698	17,769
Adjusted EBITDA	$55,986	$92,224	$60,197	$182,076	$(45,642)	$344,841
Adjusted EBITDA margin	4.9%	20.5%	10.8%	21.1%	N/M	10.8%
Net income was $177.1 million for the six months ended June 30, 2023, compared to $122.2 million for the six months ended June 30, 2022.
The following table summarizes the changes in our segment performance measures for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	1.9%	5.1%	7.1%	6.8%	7.8%	4.9%
Change in income from operations	317.5%	12.6%	4.0%	9.7%	N/M	38.1%
Change in Adjusted EBITDA	154.1%	10.5%	4.7%	6.6%	N/M	25.7%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 23% of our revenue for the six months ended June 30, 2023, and for the year ended December 31, 2022.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for subsequent 90-day periods until February 9, 2023. On February 9, 2023, the HHS Secretary signed the final renewal and the public health emergency ended on May 11, 2023. The COVID-19 national emergency that was declared by President Trump on March 13, 2020, which was separate from the public health emergency, ended on April 10, 2023 when H.R.J. Res. 7 was signed into law.
As a result of the COVID-19 national emergency, the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excused health care providers or suppliers from specific program requirements. Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a detailed discussion of the federal health care program changes made in response to the COVID-19 pandemic, including these COVID-19 waivers, in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. Most of these COVID-19 waivers, including the waiver of the IRF 60% Rule and the waiver of Medicare statutory requirements regarding site neutral payments to long-term care hospitals (“LTCHs”), ended when the public health emergency expired on May 11, 2023. However, LTCHs are exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. As a result, LTCH cost reporting periods that started prior to May 11, 2023 will continue to be exempt for the remainder of that cost reporting year. However, LTCH cost reporting periods that begin on or after May 11, 2023 must comply with the greater-than-25-day average length of stay requirement.
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
Fiscal Year 2023. On August 10, 2022, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). Certain errors in the final rule were corrected in documents published November 4, 2022, and December 13, 2022. The standard federal rate for fiscal year 2023 is $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 includes a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also includes an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. When the public health emergency ended on May 11, 2023, CMS returned to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $38,788, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
Fiscal Year 2024. On August 1, 2023, CMS published a display copy of the final rule to update policies and payment rates for the LTCH-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023 through September 30, 2024). The standard federal rate for fiscal year 2024 is $48,117, an increase from the standard federal rate applicable during fiscal year 2023 of $46,433. The update to the standard federal rate for fiscal year 2024 includes a market basket increase of 3.5%, less a productivity adjustment of 0.2%. The standard federal rate also includes an area wage budget neutrality factor of 1.0031599. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $59,873, an increase from the fixed-loss amount in the 2023 fiscal year of $38,518. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $42,750, an increase from the fixed-loss amount in the 2023 fiscal year of $38,788.
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

Fiscal Year 2024. On August 2, 2023, CMS published the final rule to update policies and payment rates for the IRF-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023 through September 30, 2024). The standard payment conversion factor for discharges for fiscal year 2024 was set at $18,541, an increase from the standard payment conversion factor applicable during fiscal year 2023 of $17,878. The update to the standard payment conversion factor for fiscal year 2024 included a market basket increase of 3.6%, less a productivity adjustment of 0.2%. CMS decreased the outlier threshold amount for fiscal year 2024 to $10,423 from $12,526 established in the final rule for fiscal year 2023.
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
Outpatient rehabilitation providers enroll in Medicare as a rehabilitation agency, a clinic, or a public health agency. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. In the display copy of the calendar year 2024 physician fee schedule proposed rule, CMS calculated the payment rates without the 2.5% payment increase to calendar year 2023 rates from the Consolidated Appropriations Act of 2023, but with 1.25% payment increase to calendar year 2024 rates from that legislation. As a result of the lower statutory payment increase for calendar year 2024 and a negative 2.17% budget neutrality adjustment associated with changes to the relative value units, physician fee schedule payments are expected to decrease in 2024. CMS expects that its proposed policies for 2024 would result in a 2% decrease in Medicare payments for the therapy specialty. CMS also proposes changes to the quality payment program, including a transition from the Merit‑Based Incentive Payment System (“MIPS”) to the MIPS Value Pathways (“MVPs”). First, CMS proposes revisions to the existing set of 12 MVPs that it previously adopted in the calendar year 2022 and 2023 final rules. CMS would remove certain improvement activities from these MVPs and add other quality measures for MVP participants to choose from for data reporting. CMS also proposes to consolidate two of the existing MVPs into a single primary care MVP. Finally, CMS proposed to add five new MVPs. According to CMS, the proposed Rehabilitation Support of Musculoskeletal Care MVP will be most applicable to clinicians who specialize in rehabilitation support for musculoskeletal care, including physical therapists and occupational therapists. If finalized, these new MVPs would be available for voluntary reporting for the calendar year 2024 performance period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	105	105	104	103
Number of hospitals acquired	2	1	2	1
Number of hospital start-ups	—	2	1	4
Number of hospitals closed/sold	(2)	—	(2)	—
Number of consolidated hospitals—end of period(1)	105	108	105	108
Available licensed beds(3)	4,509	4,547	4,509	4,547
Admissions(3)(4)	8,806	8,925	18,263	18,363
Patient days(3)(5)	273,133	276,366	562,350	563,112
Average length of stay (days)(3)(6)	30	30	30	30
Revenue per patient day(3)(7)	$1,987	$2,076	$2,032	$2,067
Occupancy rate(3)(8)	67%	68%	69%	70%
Percent patient days—Medicare(3)(9)	41%	37%	39%	38%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	20	20	20	20
Number of hospitals acquired	—	—	—	—
Number of hospital start-ups	—	—	—	—
Number of hospitals closed/sold	—	—	—	—
Number of consolidated hospitals—end of period(1)	20	20	20	20
Number of unconsolidated hospitals managed—end of period(2)	11	12	11	12
Total number of hospitals (all)—end of period	31	32	31	32
Available licensed beds(3)	1,391	1,443	1,391	1,443
Admissions(3)(4)	7,450	7,865	14,632	15,523
Patient days(3)(5)	108,812	109,680	212,614	218,047
Average length of stay (days)(3)(6)	15	14	15	14
Revenue per patient day(3)(7)	$1,928	$2,008	$1,935	$1,989
Occupancy rate(3)(8)	86%	84%	85%	85%
Percent patient days—Medicare(3)(9)	47%	48%	47%	49%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,584	1,632	1,572	1,622
Number of clinics acquired	8	4	10	13
Number of clinic start-ups	13	9	25	21
Number of clinics closed/sold	(6)	(7)	(8)	(18)
Number of consolidated clinics—end of period	1,599	1,638	1,599	1,638
Number of unconsolidated clinics managed—end of period	321	306	321	306
Total number of clinics (all)—end of period	1,920	1,944	1,920	1,944
Number of visits(3)(10)	2,450,912	2,720,490	4,760,998	5,357,260
Revenue per visit(3)(11)	$103	$100	$103	$100

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Concentra data:
Number of consolidated centers—start of period	518	539	518	540
Number of centers acquired	2	1	3	1
Number of center start-ups	—	—	—	—
Number of centers closed/sold	(2)	—	(3)	(1)
Number of consolidated centers—end of period	518	540	518	540
Number of onsite clinics operated—end of period	148	141	148	141
Number of visits(3)(10)	3,214,512	3,267,894	6,331,410	6,485,839
Revenue per visit(3)(11)	$127	$134	$126	$134
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	87.7	85.0	87.9	85.1
General and administrative	2.4	2.5	2.3	2.5
Depreciation and amortization	3.3	3.0	3.2	3.1
Total costs and expenses	93.4	90.5	93.4	90.7
Other operating income	1.0	—	0.5	—
Income from operations	7.6	9.5	7.1	9.3
Equity in earnings of unconsolidated subsidiaries	0.4	0.6	0.4	0.6
Interest expense	(2.6)	(2.9)	(2.5)	(2.9)
Income before income taxes	5.4	7.2	5.0	7.0
Income tax expense	1.2	1.7	1.2	1.7
Net income	4.2	5.5	3.8	5.3
Net income attributable to non-controlling interests	0.7	0.8	0.5	0.8
Net income attributable to Select Medical Holdings Corporation	3.5%	4.7%	3.3%	4.5%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2023	% Change	2022	2023	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$545,908	$575,091	5.3%	$1,147,663	$1,169,017	1.9%
Rehabilitation hospital	228,887	240,856	5.2	449,521	472,318	5.1
Outpatient rehabilitation	287,258	302,972	5.5	559,198	598,875	7.1
Concentra	441,357	467,079	5.8	864,780	923,377	6.8
Other(1)	81,331	88,530	8.9	163,126	175,921	7.8
Total Company	$1,584,741	$1,674,528	5.7%	$3,184,288	$3,339,508	4.9%
Income (loss) from operations:
Critical illness recovery hospital	$5,416	$51,610	852.9%	$26,765	$111,746	317.5%
Rehabilitation hospital	42,670	47,802	12.0	78,247	88,130	12.6
Outpatient rehabilitation	25,471	24,071	(5.5)	44,038	45,813	4.0
Concentra	73,341	82,108	12.0	143,463	157,368	9.7
Other(1)	(25,931)	(46,387)	N/M	(67,561)	(92,396)	N/M
Total Company	$120,967	$159,204	31.6%	$224,952	$310,661	38.1%
Adjusted EBITDA:
Critical illness recovery hospital	$20,019	$65,496	227.2%	$55,986	$142,269	154.1%
Rehabilitation hospital	49,845	54,689	9.7	92,224	101,905	10.5
Outpatient rehabilitation	33,601	32,850	(2.2)	60,197	63,049	4.7
Concentra	92,607	100,391	8.4	182,076	194,139	6.6
Other(1)	(15,078)	(33,957)	N/M	(45,642)	(67,830)	N/M
Total Company	$180,994	$219,469	21.3%	$344,841	$433,532	25.7%
Adjusted EBITDA margins:
Critical illness recovery hospital	3.7%	11.4%		4.9%	12.2%
Rehabilitation hospital	21.8	22.7		20.5	21.6
Outpatient rehabilitation	11.7	10.8		10.8	10.5
Concentra	21.0	21.5		21.1	21.0
Other(1)	N/M	N/M		N/M	N/M
Total Company	11.4%	13.1%		10.8%	13.0%
Total assets:
Critical illness recovery hospital	$2,387,516	$2,492,370		$2,387,516	$2,492,370
Rehabilitation hospital	1,194,739	1,209,737		1,194,739	1,209,737
Outpatient rehabilitation	1,360,600	1,399,782		1,360,600	1,399,782
Concentra	2,301,296	2,314,328		2,301,296	2,314,328
Other(1)	307,507	285,652		307,507	285,652
Total Company	$7,551,658	$7,701,869		$7,551,658	$7,701,869
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$19,528	$31,363		$39,097	$55,021
Rehabilitation hospital	4,821	1,903		11,095	10,485
Outpatient rehabilitation	9,314	10,476		18,728	20,408
Concentra	8,716	15,846		18,956	30,246
Other(1)	3,953	(74)		5,301	2,239
Total Company	$46,332	$59,514		$93,177	$118,399
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M — Not meaningful.

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
For the three months ended June 30, 2023, we had revenue of $1,674.5 million and income from operations of $159.2 million, as compared to revenue of $1,584.7 million and income from operations of $121.0 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, Adjusted EBITDA was $219.5 million, with an Adjusted EBITDA margin of 13.1%, as compared to Adjusted EBITDA of $181.0 million and an Adjusted EBITDA margin of 11.4% for the three months ended June 30, 2022.
The most significant contributor to the improvement in our financial performance for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was a decrease in labor costs in our critical illness recovery hospital segment as the investments we made in the recruitment, hiring, and retention of full-time staff in 2022 resulted in a significant decrease in contract labor utilization. Additionally, reduced demand in the marketplace resulted in lower contract labor rates, which further contributed to the decrease in total contract labor costs. We believe the ratio of personnel expense to net revenue for the critical illness recovery hospital segment for the three months ended June 30, 2023, is indicative of a more stabilized labor environment. Other operating income during the three months ended June 30, 2022 included $15.1 million primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. There was no Provider Relief Fund related revenue recognized in other operating income during the three months ended June 30, 2023.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue increased 5.3% to $575.1 million for the three months ended June 30, 2023, compared to $545.9 million for the three months ended June 30, 2022. The increase in revenue was principally due to an increase in revenue per patient day. Revenue per patient day increased 4.5% to $2,076 for the three months ended June 30, 2023, compared to $1,987 for the three months ended June 30, 2022. Our patient days increased 1.2% to 276,366 days for the three months ended June 30, 2023, compared to 273,133 days for the three months ended June 30, 2022. Occupancy in our critical illness recovery hospitals was 68% and 67% for the three months ended June 30, 2023 and 2022, respectively.
Rehabilitation Hospital Segment.    Revenue increased 5.2% to $240.9 million for the three months ended June 30, 2023, compared to $228.9 million for the three months ended June 30, 2022. The increase in revenue was principally due to an increase in revenue per patient day. Revenue per patient day increased 4.1% to $2,008 for the three months ended June 30, 2023, compared to $1,928 for the three months ended June 30, 2022. Our patient days increased 0.8% to 109,680 days for the three months ended June 30, 2023, compared to 108,812 days for the three months ended June 30, 2022. Occupancy in our rehabilitation hospitals was 84% and 86% for the three months ended June 30, 2023 and 2022, respectively.
Outpatient Rehabilitation Segment.   Revenue increased 5.5% to $303.0 million for the three months ended June 30, 2023, compared to $287.3 million for the three months ended June 30, 2022. The increase in revenue was attributable to patient visits, which increased 11.0% to 2,720,490 visits for the three months ended June 30, 2023, compared to 2,450,912 visits for the three months ended June 30, 2022. Our revenue per visit was $100 for the three months ended June 30, 2023, compared to $103 for the three months ended June 30, 2022. The decrease in revenue per visit was primarily attributable to a decrease in Medicare reimbursement, including the impact of sequestration as discussed above under “Regulatory Changes”, changes in payor mix, and an increase in variable discounts.
Concentra Segment.    Revenue increased 5.8% to $467.1 million for the three months ended June 30, 2023, compared to $441.4 million for the three months ended June 30, 2022. The increase in revenue was primarily due to an increase in revenue per visit. Our revenue per visit increased 5.5% to $134 for the three months ended June 30, 2023, compared to $127 for the three months ended June 30, 2022. Our patient visits increased 1.7% to 3,267,894 visits for the three months ended June 30, 2023, compared to 3,214,512 visits for the three months ended June 30, 2022. COVID-19 screening and testing services did not contribute to the Concentra segment’s revenue for the three months ended June 30, 2023, compared to $7.7 million of revenue from these services during the three months ended June 30, 2022.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,466.1 million, or 87.5% of revenue, for the three months ended June 30, 2023, compared to $1,427.8 million, or 90.1% of revenue, for the three months ended June 30, 2022. Our cost of services, a major component of which is labor expense, was $1,423.6 million, or 85.0% of revenue, for the three months ended June 30, 2023, compared to $1,390.6 million, or 87.7% of revenue, for the three months ended June 30, 2022. The decrease in our operating expenses relative to our revenue was principally attributable to the decreased labor costs within our critical illness recovery hospital segment, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $42.5 million, or 2.5% of revenue, for the three months ended June 30, 2023, compared to $37.3 million, or 2.4% of revenue, for the three months ended June 30, 2022.
Other Operating Income
For the three months ended June 30, 2023, we had other operating income of $0.7 million, compared to $15.1 million for the three months ended June 30, 2022. The other operating income for the three months ended June 30, 2022 is included within the operating results of our other activities, and is primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 227.2% to $65.5 million for the three months ended June 30, 2023, compared to $20.0 million for the three months ended June 30, 2022. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 11.4% for the three months ended June 30, 2023, compared to 3.7% for the three months ended June 30, 2022. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were principally due to an increase in net revenue as well as a decrease in labor costs. The decrease in labor costs resulted from our efforts in 2022 to hire additional full-time nursing staff, improve retention among our employees, and decrease our reliance on contract labor, as well as the lower contract labor rates due to reduced demand in the marketplace. Our total contract labor costs decreased by approximately 62% during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, which was driven by an approximate 44% decrease in the utilization of contract registered nurses and an approximate 31% decrease in the rate per hour for contract registered nurses.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 9.7% to $54.7 million for the three months ended June 30, 2023, compared to $49.8 million for the three months ended June 30, 2022. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 22.7% for the three months ended June 30, 2023, compared to 21.8% for the three months ended June 30, 2022. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily driven by an increase in revenue.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $32.9 million for the three months ended June 30, 2023, compared to $33.6 million for the three months ended June 30, 2022. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 10.8% for the three months ended June 30, 2023, compared to 11.7% for the three months ended June 30, 2022. The decrease in our Adjusted EBITDA and Adjusted EBITDA margin were primarily due to an increase in labor costs and a decrease in revenue per visit during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
Concentra Segment.    Adjusted EBITDA increased 8.4% to $100.4 million for the three months ended June 30, 2023, compared to $92.6 million for the three months ended June 30, 2022. Our Adjusted EBITDA margin for the Concentra segment was 21.5% for the three months ended June 30, 2023, compared to 21.0% for the three months ended June 30, 2022. The increases in Adjusted EBITDA and Adjusted EBITDA margin during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, were primarily due to an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $49.9 million for the three months ended June 30, 2023, compared to $51.1 million for the three months ended June 30, 2022.

Income from Operations
For the three months ended June 30, 2023, we had income from operations of $159.2 million, compared to $121.0 million for the three months ended June 30, 2022. The decline in labor costs experienced within our critical illness recovery hospital segment was the primary cause of the increase in income from operations, as discussed above under “Adjusted EBITDA.” Other operating income during the three months ended June 30, 2022 included $15.1 million primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. There was no Provider Relief Fund related revenue recognized in other operating income during the three months ended June 30, 2023.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended June 30, 2023, we had equity in earnings of unconsolidated subsidiaries of $10.5 million, compared to $6.2 million for the three months ended June 30, 2022. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Our term loan is subject to an interest rate cap, which limits the variable interest rate to 1.0% on $2.0 billion of principal outstanding under the term loan. The Adjusted Term SOFR rate was 5.20% at June 30, 2023, compared to 1.79% at June 30, 2022. Interest expense was $49.0 million for the three months ended June 30, 2023, compared to $41.1 million for the three months ended June 30, 2022. The increase in interest expense was caused by an increase in the borrowings made under the revolving facility, as well as an increase in the variable interest rate to the extent not mitigated by the interest rate cap.
Income Taxes
We recorded income tax expense of $28.8 million for the three months ended June 30, 2023, which represented an effective tax rate of 23.9%. We recorded income tax expense of $19.8 million for the three months ended June 30, 2022, which represented an effective tax rate of 23.0%. Our income tax expense is computed based on annual estimates which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year as estimates of our annual income and the components of our income tax expense change throughout the year.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
For the six months ended June 30, 2023, we had revenue of $3,339.5 million and income from operations of $310.7 million, respectively, as compared to revenue of $3,184.3 million and income from operations of $225.0 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, Adjusted EBITDA was $433.5 million, with an Adjusted EBITDA margin of 13.0%, as compared to Adjusted EBITDA of $344.8 million and an Adjusted EBITDA margin of 10.8% for the six months ended June 30, 2022, respectively.
The most significant contributor to the improvement in our financial performance for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was a decrease in labor costs in our critical illness recovery hospital segment as the investments we made in the recruitment, hiring, and retention of full-time staff in 2022 resulted in a significant decrease in contract labor utilization. Additionally, reduced demand in the marketplace resulted in lower contract labor rates, which further contributed to the decrease in total contract labor costs. We believe the ratio of personnel expense to net revenue for the critical illness recovery hospital segment for the six months ended June 30, 2023, is indicative of a more stabilized labor environment. Other operating income during the six months ended June 30, 2022 included $15.1 million primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. There was no Provider Relief Fund related revenue recognized in other operating income during the six months ended June 30, 2023.
Revenue
Critical Illness Recovery Hospital Segment.   Revenue increased 1.9% to $1,169.0 million for the six months ended June 30, 2023, compared to $1,147.7 million for the six months ended June 30, 2022. Revenue per patient day increased 1.7% to $2,067 for the six months ended June 30, 2023, compared to $2,032 for the six months ended June 30, 2022. The increase in revenue per patient day is inclusive of the reinstatement of the 2.0% cut to Medicare payments due to sequestration. Our patient days were 563,112 for the six months ended June 30, 2023, compared to 562,350 days for the six months ended June 30, 2022. Occupancy in our critical illness recovery hospitals was 70% and 69% for the six months ended June 30, 2023 and 2022, respectively.
Rehabilitation Hospital Segment.   Revenue increased 5.1% to $472.3 million for the six months ended June 30, 2023, compared to $449.5 million for the six months ended June 30, 2022. Revenue per patient day increased 2.8% to $1,989 for the six months ended June 30, 2023, compared to $1,935 for the six months ended June 30, 2022. Our patient days increased 2.6% to 218,047 days for the six months ended June 30, 2023, compared to 212,614 days for the six months ended June 30, 2022. Occupancy in our rehabilitation hospitals was 85% for both the six months ended June 30, 2023 and 2022.
Outpatient Rehabilitation Segment.   Revenue increased 7.1% to $598.9 million for the six months ended June 30, 2023, compared to $559.2 million for the six months ended June 30, 2022. The increase in revenue was attributable to patient visits, which increased 12.5% to 5,357,260 visits for the six months ended June 30, 2023, compared to 4,760,998 visits for the six months ended June 30, 2022. Our revenue per visit decreased to $100 for the six months ended June 30, 2023, compared to $103 for the six months ended June 30, 2022, primarily due to a decrease in Medicare reimbursement, including the impact of sequestration, changes in payor mix, and an increase in variable discounts.
Concentra Segment.   Revenue increased 6.8% to $923.4 million for the six months ended June 30, 2023, compared to $864.8 million for the six months ended June 30, 2022. The increase in revenue was due to increases in both revenue per visit and patient visits. Our revenue per visit increased 6.3% to $134 for the six months ended June 30, 2023, compared to $126 for the six months ended June 30, 2022. Our patient visits increased 2.4% to 6,485,839 for the six months ended June 30, 2023, compared to 6,331,410 visits for the six months ended June 30, 2022. COVID-19 screening and testing services did not contribute to the Concentra segment’s revenue for the six months ended June 30, 2023, compared to $16.7 million of revenue from these services during the six months ended June 30, 2022.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $2,927.2 million, or 87.6% of revenue, for the six months ended June 30, 2023, compared to $2,872.3 million, or 90.2% of revenue, for the six months ended June 30, 2022. Our cost of services, a major component of which is labor expense, was $2,842.4 million, or 85.1% of revenue, for the six months ended June 30, 2023, compared to $2,797.6 million, or 87.9% of revenue, for the six months ended June 30, 2022. The decrease in our operating expenses relative to our revenue was principally attributable to the decreased labor costs within our critical illness recovery hospital segment, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $84.8 million, or 2.5% of revenue, for the six months ended June 30, 2023, compared to $74.8 million, or 2.3% of revenue, for the six months ended June 30, 2022.

Other Operating Income
For the six months ended June 30, 2023, we had other operating income of $0.7 million, compared to $15.1 million for the six months ended June 30, 2022. The other operating income for the six months ended June 30, 2022 is included within the operating results of our other activities, and is primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.  Adjusted EBITDA increased 154.1% to $142.3 million for the six months ended June 30, 2023, compared to $56.0 million for the six months ended June 30, 2022. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 12.2% for the six months ended June 30, 2023, compared to 4.9% for the six months ended June 30, 2022. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were principally due to lower labor costs as well as an increase in net revenue. The decrease in labor costs resulted from our efforts in 2022 to hire additional full-time nursing staff, improve retention among our employees, and decrease our reliance on contract labor, as well as the lower contract labor rates due to reduced demand in the marketplace. Our total contract labor costs decreased by approximately 71% during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, which was driven by an approximate 49% decrease in the utilization of contract registered nurses and an approximate 38% decrease in the rate per hour for contract registered nurses.
Rehabilitation Hospital Segment.   Adjusted EBITDA increased 10.5% to $101.9 million for the six months ended June 30, 2023, compared to $92.2 million for the six months ended June 30, 2022. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.6% for the six months ended June 30, 2023, compared to 20.5% for the six months ended June 30, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily attributable to an increase in revenue.
Outpatient Rehabilitation Segment.   Adjusted EBITDA increased 4.7% to $63.0 million for the six months ended June 30, 2023, compared to $60.2 million for the six months ended June 30, 2022. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 10.5% for the six months ended June 30, 2023, compared to 10.8% for the six months ended June 30, 2022. The increase in our Adjusted EBITDA was primarily due to an increase in patient visits, partially offset by increases in labor costs and a decrease in revenue per visit for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Concentra Segment.   Adjusted EBITDA increased 6.6% to $194.1 million for the six months ended June 30, 2023, compared to $182.1 million for the six months ended June 30, 2022. Our Adjusted EBITDA margin for the Concentra segment was 21.0% for the six months ended June 30, 2023, compared to 21.1% for the six months ended June 30, 2022. The increase in Adjusted EBITDA was primarily due to an increase in revenue, partially offset by increases in labor costs for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Depreciation and Amortization
Depreciation and amortization expense was $102.4 million for the six months ended June 30, 2023, compared to $102.1 million for the six months ended June 30, 2022.
Income from Operations
For the six months ended June 30, 2023, we had income from operations of $310.7 million, compared to $225.0 million for the six months ended June 30, 2022. The decline in labor costs experienced within our critical illness recovery hospital segment was the primary cause of the increase in income from operations, as discussed above under “Adjusted EBITDA.” Other operating income during the six months ended June 30, 2022 included $15.1 million primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. There was no Provider Relief Fund related revenue recognized in other operating income during the six months ended June 30, 2023.
Equity in Earnings of Unconsolidated Subsidiaries
For the six months ended June 30, 2023, we had equity in earnings of unconsolidated subsidiaries of $19.1 million, compared to $11.6 million for the six months ended June 30, 2022. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.

Interest
Our term loan is subject to an interest rate cap, which limits the variable interest rate to 1.0% on $2.0 billion of principal outstanding under the term loan. The Adjusted Term SOFR rate was 5.20% at June 30, 2023, compared to 1.79% at June 30, 2022. Interest expense was $97.6 million for the six months ended June 30, 2023, compared to $76.6 million for the six months ended June 30, 2022. The increase in interest expense was caused by an increase in the borrowings made under the revolving facility, as well as an increase in the variable interest rate to the extent not mitigated by the interest rate cap.
Income Taxes
We recorded income tax expense of $55.0 million for the six months ended June 30, 2023, which represented an effective tax rate of 23.7%. We recorded income tax expense of $37.8 million for the six months ended June 30, 2022, which represented an effective tax rate of 23.6%.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Six Months Ended June 30,
	2022	2023
	(in thousands)
Cash flows provided by operating activities	$178,018	$286,278
Cash flows used in investing activities	(114,094)	(135,875)
Cash flows used in financing activities	(43,565)	(147,142)
Net increase in cash and cash equivalents	20,359	3,261
Cash and cash equivalents at beginning of period	74,310	97,906
Cash and cash equivalents at end of period	$94,669	$101,167
Operating activities provided $286.3 million of cash flows for the six months ended June 30, 2023, compared to $178.0 million of cash flows for the six months ended June 30, 2022. The cash flows from operating activities during the six months ended June 30, 2022 included the repayment of $77.3 million of Medicare advance payments. The remaining change in cash flows provided by operating activities year over year is principally due to an increase in net income.
Our days sales outstanding was 52 days at June 30, 2023, compared to 55 days at December 31, 2022. Our days sales outstanding was 53 days at June 30, 2022, compared to 52 days at December 31, 2021. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $135.9 million of cash flows for the six months ended June 30, 2023. The principal uses of cash were $118.4 million for purchases of property, equipment, and other assets, and $17.5 million for investments in and acquisitions of businesses. Investing activities used $114.1 million of cash flows for the six months ended June 30, 2022. The principal uses of cash were $93.2 million for purchases of property and equipment and $26.2 million for investments in and acquisitions of businesses.
Financing activities used $147.1 million of cash flows for the six months ended June 30, 2023. The principal uses of cash were net repayments under our revolving facility of $100.0 million, $31.8 million of dividend payments to common stockholders, and $24.1 million for distributions to and purchases of non-controlling interests. Financing activities used $43.6 million of cash flows for the six months ended June 30, 2022. The principal uses of cash were $178.6 million for repurchases of common stock, $32.8 million of dividend payments to common stockholders and $18.7 million for distributions to and purchases of non-controlling interests. The principal source of cash was net borrowings under our revolving facility of $190.0 million.

Capital Resources
Working capital.  We had net working capital of $116.3 million at June 30, 2023, compared to $116.2 million at December 31, 2022.
Credit facilities. On May 31, 2023, Select entered into Amendment No. 7 to the Select credit agreement. Amendment No. 7 replaced the interest rate based on LIBOR and LIBOR-based mechanics applicable to borrowings under the Select credit agreement with an interest rate based on Adjusted Term SOFR (as defined in the credit agreement). The Adjusted Term SOFR Rate includes a credit spread adjustment of 0.10%.
On July 31, 2023, the Company entered into Amendment No. 8 to the Select credit agreement. Amendment No. 8 provides for a new tranche of refinancing term loan in an aggregate principal amount of $2,103.0 million to replace the existing term loans and a $710.0 million new revolving credit facility to replace the existing revolving credit facility. The refinancing term loan and the extended revolving credit facility will mature on March 6, 2027, with an early springing maturity 90 days prior to the senior notes maturity, triggered if more than $300.0 million of senior notes remain outstanding on May 15, 2026. The refinancing term loan has an interest rate of Term SOFR (without the 0.10% credit spread adjustment) plus 3.00% and the refinancing revolving credit facility has an interest rate of Adjusted Term SOFR plus 2.50%, in each case, subject to a leverage-based pricing grid.
At June 30, 2023, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $7.1 million) and borrowings of $345.0 million under its revolving facility. At June 30, 2023, Select had $248.8 million of availability under its revolving facility after giving effect to $56.2 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2023, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. Holdings did not repurchase shares under the program during the six months ended June 30, 2023. Since the inception of the program through June 30, 2023, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs. The Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, became effective January 1, 2023.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of June 30, 2023, we had cash and cash equivalents of $101.2 million and $248.8 million of availability under the revolving facility after giving effect to $345.0 million of outstanding borrowings and $56.2 million of outstanding letters of credit.
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
Dividend
On August 2, 2023, our Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about September 1, 2023 to stockholders of record as of the close of business on August 15, 2023.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which bear interest rates that are indexed against SOFR.
At June 30, 2023, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $7.1 million) and $345.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our variable interest rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. As of June 30, 2023, the Adjusted Term SOFR rate was 5.20%. As of June 30, 2023, $103.4 million of our term loan borrowings are subject to variable interest rates.
As of June 30, 2023, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $1.1 million.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2023(1)	49,370	$30.50	—	$399,677,961
May 1 - May 31, 2023	—	—	—	399,677,961
June 1 - June 30, 2023	—	—	—	399,677,961
Total	49,370	$30.50	—	$399,677,961
_____________________________________________________________________________
(1)    The shares purchased represent common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Number	Description
10.1
Amendment No. 7 dated as of May 31, 2023, to the Credit Agreement dated as of March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2, dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, Amendment No. 5, dated as of June 2, 2021, and Amendment No. 6, dated as of February 21, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (file No. 001-34465) filed on May 31, 2023).

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

Dated:  August 3, 2023