Form 10-Q
period 2023-09-30
SELECT MEDICAL HOLDINGS CORP
filed 2023-11-02
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2023, Select Medical Holdings Corporation had outstanding 128,213,538 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2022	September 30, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$97,906	$77,440
Accounts receivable	941,312	944,219
Prepaid income taxes	31,868	22,716
Current portion of interest rate cap contract	74,857	85,896
Other current assets	125,370	145,816
Total Current Assets	1,271,313	1,276,087
Operating lease right-of-use assets	1,169,740	1,180,907
Property and equipment, net	1,001,440	1,006,842
Goodwill	3,484,200	3,504,654
Identifiable intangible assets, net	351,662	336,639
Interest rate cap contract, net of current portion	45,200	—
Other assets	341,738	378,879
Total Assets	$7,665,293	$7,684,008
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$31,961	$29,994
Current operating lease liabilities	236,784	242,594
Current portion of long-term debt and notes payable	44,351	35,085
Accounts payable	186,729	183,086
Accrued payroll	209,789	210,088
Accrued vacation	150,695	154,655
Accrued interest	29,837	12,044
Accrued other	264,525	297,931
Income taxes payable	480	579
Total Current Liabilities	1,155,151	1,166,056
Non-current operating lease liabilities	1,008,394	1,019,185
Long-term debt, net of current portion	3,835,211	3,695,244
Non-current deferred tax liability	169,793	146,919
Other non-current liabilities	106,137	106,216
Total Liabilities	6,274,686	6,133,620
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	34,043	26,999
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 127,173,871 and 128,287,211 shares issued and outstanding at 2022 and 2023, respectively	127	128
Capital in excess of par	452,183	482,290
Retained earnings	581,010	722,665
Accumulated other comprehensive income	88,602	62,727
Total Stockholders’ Equity	1,121,922	1,267,810
Non-controlling interests	234,642	255,579
Total Equity	1,356,564	1,523,389
Total Liabilities and Equity	$7,665,293	$7,684,008
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	$1,567,794	$1,665,694	$4,752,082	$5,005,202
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,393,817	1,442,509	4,191,377	4,284,931
General and administrative	39,491	41,316	114,272	126,103
Depreciation and amortization	51,459	52,394	153,579	154,758
Total costs and expenses	1,484,767	1,536,219	4,459,228	4,565,792
Other operating income	8,440	485	23,565	1,211
Income from operations	91,467	129,960	316,419	440,621
Other income and expense:
Loss on early retirement of debt	—	(14,692)	—	(14,692)
Equity in earnings of unconsolidated subsidiaries	8,084	11,561	19,648	30,618
Interest expense	(45,204)	(50,271)	(121,770)	(147,839)
Income before income taxes	54,347	76,558	214,297	308,708
Income tax expense	16,221	15,742	53,983	70,775
Net income	38,126	60,816	160,314	237,933
Less: Net income attributable to non-controlling interests	10,960	12,636	28,824	40,711
Net income attributable to Select Medical Holdings Corporation	$27,166	$48,180	$131,490	$197,222
Earnings per common share (Note 12):
Basic and diluted	$0.21	$0.38	$1.01	$1.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2023	2022	2023
Net income	$38,126	$60,816	$160,314	$237,933
Other comprehensive income (loss), net of tax:
Gain on interest rate cap contract	31,079	3,895	82,726	18,726
Reclassification adjustment for gains included in net income	(4,485)	(16,215)	(4,452)	(44,601)
Net change, net of tax benefit (expense) of $(8,865), $3,998, $(26,092), and $8,397	26,594	(12,320)	78,274	(25,875)
Comprehensive income	64,720	48,496	238,588	212,058
Less: Comprehensive income attributable to non-controlling interests	10,960	12,636	28,824	40,711
Comprehensive income attributable to Select Medical Holdings Corporation	$53,760	$35,860	$209,764	$171,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2023

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564
Net income attributable to Select Medical Holdings Corporation				70,805		70,805		70,805
Net income attributable to non-controlling interests						—	12,811	12,811
Cash dividends declared for common stockholders ($0.125 per share)				(15,897)		(15,897)		(15,897)
Issuance of restricted stock	3	0	0			—		—
Vesting of restricted stock			10,003			10,003		10,003
Issuance of non-controlling interests						—	2,731	2,731
Non-controlling interests acquired in business combination						—	3,877	3,877
Distributions to and purchases of non-controlling interests						—	(6,069)	(6,069)
Redemption value adjustment on non-controlling interests				(436)		(436)		(436)
Other comprehensive income (loss)					(15,948)	(15,948)		(15,948)
Other			(1)	1		—		—
Balance at March 31, 2023	127,176	$127	$462,185	$635,483	$72,654	$1,170,449	$247,992	$1,418,441
Net income attributable to Select Medical Holdings Corporation				78,237		78,237		78,237
Net income attributable to non-controlling interests						—	11,539	11,539
Cash dividends declared for common stockholders ($0.125 per share)				(15,924)		(15,924)		(15,924)
Issuance of restricted stock	261	0	0			—		—
Vesting of restricted stock			10,326			10,326		10,326
Repurchase of common shares	(49)	0	(634)	(872)		(1,506)		(1,506)
Issuance of non-controlling interests			1,870			1,870	10,211	12,081
Distributions to and purchases of non-controlling interests			195			195	(14,201)	(14,006)
Redemption value adjustment on non-controlling interests				(2)		(2)		(2)
Other comprehensive income					2,393	2,393		2,393
Balance at June 30, 2023	127,388	$127	$473,942	$696,922	$75,047	$1,246,038	$255,541	$1,501,579
Net income attributable to Select Medical Holdings Corporation				48,180		48,180		48,180
Net income attributable to non-controlling interests						—	10,316	10,316
Cash dividends declared for common stockholders ($0.125 per share)				(16,035)		(16,035)		(16,035)
Issuance of restricted stock	1,217	1	(1)			—		—
Vesting of restricted stock			11,483			11,483		11,483
Repurchase of common shares	(318)	0	(3,866)	(5,678)		(9,544)		(9,544)
Issuance of non-controlling interests						—	5,651	5,651
Non-controlling interests acquired in business combination						—	5,130	5,130
Distributions to and purchases of non-controlling interests			732	(2,672)		(1,940)	(21,059)	(22,999)
Redemption value adjustment on non-controlling interests				1,912		1,912		1,912
Other comprehensive income					(12,320)	(12,320)		(12,320)
Other				36		36		36
Balance at September 30, 2023	128,287	$128	$482,290	$722,665	$62,727	$1,267,810	$255,579	$1,523,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Nine Months Ended September 30, 2022

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902
Net income attributable to Select Medical Holdings Corporation				49,117		49,117		49,117
Net income attributable to non-controlling interests						—	4,891	4,891
Cash dividends declared for common stockholders ($0.125 per share)				(16,691)		(16,691)		(16,691)
Issuance of restricted stock	13	0	0			—		—
Vesting of restricted stock			8,288			8,288		8,288
Repurchase of common shares	(2,128)	(2)	(23,459)	(28,215)		(51,676)		(51,676)
Issuance of non-controlling interests			651			651	4,578	5,229
Non-controlling interests acquired in business combination, measurement period adjustment						—	12,463	12,463
Distributions to and purchases of non-controlling interests						—	(9,097)	(9,097)
Redemption value adjustment on non-controlling interests				(1,381)		(1,381)		(1,381)
Other comprehensive income					39,853	39,853		39,853
Other				(2)		(2)		(2)
Balance at March 31, 2022	131,769	$132	$489,794	$596,079	$52,135	$1,138,140	$228,756	$1,366,896
Net income attributable to Select Medical Holdings Corporation				55,207		55,207		55,207
Net income attributable to non-controlling interests						—	9,155	9,155
Cash dividends declared for common stockholders ($0.125 per share)				(16,108)		(16,108)		(16,108)
Issuance of restricted stock	211	0	0			—		—
Forfeitures of unvested restricted stock	(6)	0	0	3		3		3
Vesting of restricted stock			8,406			8,406		8,406
Repurchase of common shares	(5,483)	(6)	(56,965)	(69,976)		(126,947)		(126,947)
Issuance of non-controlling interests						—	1,725	1,725
Distributions to and purchases of non-controlling interests			534			534	(7,348)	(6,814)
Redemption value adjustment on non-controlling interests				355		355		355
Other comprehensive loss					11,827	11,827		11,827
Other				(4)		(4)		(4)
Balance at June 30, 2022	126,491	$126	$441,769	$565,556	$63,962	$1,071,413	$232,288	$1,303,701
Net income attributable to Select Medical Holdings Corporation				27,166		27,166		27,166
Net income attributable to non-controlling interests						—	8,720	8,720
Cash dividends declared for common stockholders ($0.125 per share)				(15,893)		(15,893)		(15,893)
Issuance of restricted stock	1,228	1	(1)			—		—
Forfeitures of unvested restricted stock	(6)	0	0	3		3		3
Vesting of restricted stock			9,649			9,649		9,649
Repurchase of common shares	(569)	0	(6,574)	(8,417)		(14,991)		(14,991)
Issuance of non-controlling interests						—	142	142
Distributions to and purchases of non-controlling interests				(2,450)		(2,450)	(12,226)	(14,676)
Redemption value adjustment on non-controlling interests				4,108		4,108		4,108
Other comprehensive loss					26,594	26,594		26,594
Other				(4)		(4)		(4)
Balance at September 30, 2022	127,144	$127	$444,843	$570,069	$90,556	$1,105,595	$228,924	$1,334,519
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2022	2023
Operating activities
Net income	$160,314	$237,933
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	16,892	9,896
Depreciation and amortization	153,579	154,758
Provision for expected credit losses	(41)	1,101
Equity in earnings of unconsolidated subsidiaries	(19,648)	(30,618)
Loss on extinguishment of debt	—	175
Gain on sale or disposal of assets	(1,593)	(7)
Stock compensation expense	27,956	31,991
Amortization of debt discount, premium and issuance costs	1,696	1,899
Deferred income taxes	(7,080)	(17,049)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(19,686)	(3,014)
Other current assets	2,923	(17,276)
Other assets	9,650	7,028
Accounts payable	(22,185)	4,788
Accrued expenses	52,352	21,011
Government advances	(82,848)	—
Net cash provided by operating activities	272,281	402,616
Investing activities
Business combinations, net of cash acquired	(22,027)	(20,482)
Purchases of property, equipment, and other assets	(135,119)	(168,597)
Investment in businesses	(17,323)	(9,874)
Proceeds from sale of assets	5,364	60
Net cash used in investing activities	(169,105)	(198,893)
Financing activities
Borrowings on revolving facilities	845,000	635,000
Payments on revolving facilities	(625,000)	(740,000)
Proceeds from term loans	—	2,092,232
Payments on term loans	—	(2,108,694)
Borrowings of other debt	20,866	30,849
Principal payments on other debt	(25,165)	(38,298)
Dividends paid to common stockholders	(48,692)	(47,856)
Repurchase of common stock	(193,614)	(11,050)
Decrease in overdrafts	(9,091)	(1,967)
Proceeds from issuance of non-controlling interests	7,096	20,463
Distributions to and purchases of non-controlling interests	(40,663)	(54,868)
Net cash used in financing activities	(69,263)	(224,189)
Net increase (decrease) in cash and cash equivalents	33,913	(20,466)
Cash and cash equivalents at beginning of period	74,310	97,906
Cash and cash equivalents at end of period	$108,223	$77,440
Supplemental information
Cash paid for interest, excluding amounts received of $6,232 and $60,353 under the interest rate cap contract	$143,455	$221,697
Cash paid for taxes	24,844	78,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of September 30, 2023, and for the three and nine month periods ended September 30, 2022 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2023.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 19% and 15% of the Company’s accounts receivable is due from Medicare at both December 31, 2022, and September 30, 2023, respectively.

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
The changes in redeemable non-controlling interests are as follows:

	Nine Months Ended September 30,
	2022	2023
	(in thousands)
Balance as of January 1	$39,033	$34,043
Net income attributable to redeemable non-controlling interests	1,918	1,641
Distributions to redeemable non-controlling interests	(1,198)	(1,900)
Redemption value adjustment on redeemable non-controlling interests	1,381	436
Other	536	179
Balance as of March 31	$41,670	$34,399
Net income attributable to redeemable non-controlling interests	1,900	2,084
Distributions to and purchases of redeemable non-controlling interests	(1,553)	(2,110)
Redemption value adjustment on redeemable non-controlling interests	(355)	2
Other	535	—
Balance as of June 30	$42,197	$34,375
Net income attributable to redeemable non-controlling interests	2,240	2,320
Distributions to and purchases of redeemable non-controlling interests	(7,325)	(7,784)
Redemption value adjustment on redeemable non-controlling interests	(4,108)	(1,912)
Other	536	—
Balance as of September 30	$33,540	$26,999
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
As of December 31, 2022, and September 30, 2023, the total assets of the Company’s variable interest entities were $232.1 million and $273.4 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2022, and September 30, 2023, the total liabilities of the Company’s variable interest entities were $78.8 million and $85.8 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $158.3 million and $195.1 million as of December 31, 2022, and September 30, 2023, respectively. These intercompany balances are eliminated in consolidation.

6.     Leases
The Company’s total lease cost is as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2023
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$73,795	$1,810	$75,605	$78,147	$1,834	$79,981
Finance lease cost:
Amortization of right-of-use assets	381	—	381	387	—	387
Interest on lease liabilities	335	—	335	352	—	352
Short-term lease cost	24	—	24	—	—	—
Variable lease cost	14,855	141	14,996	16,562	—	16,562
Sublease income	(1,963)	—	(1,963)	(1,633)	—	(1,633)
Total lease cost	$87,427	$1,951	$89,378	$93,815	$1,834	$95,649

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2023
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$221,726	$5,428	$227,154	$231,671	$5,501	$237,172
Finance lease cost:
Amortization of right-of-use assets	1,105	—	1,105	1,185	—	1,185
Interest on lease liabilities	1,011	—	1,011	1,059	—	1,059
Short-term lease cost	74	—	74	—	—	—
Variable lease cost	42,917	321	43,238	48,854	84	48,938
Sublease income	(5,869)	—	(5,869)	(5,027)	—	(5,027)
Total lease cost	$260,964	$5,749	$266,713	$277,742	$5,585	$283,327

7.     Long-Term Debt and Notes Payable
As of September 30, 2023, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$17,046	$(8,697)	$1,233,349	$1,193,126
Credit facilities:
Revolving facility	340,000	—	—	340,000	331,500
Term loan	2,097,743	(12,999)	(3,487)	2,081,257	2,087,254
Other debt, including finance leases	75,804	—	(81)	75,723	75,723
Total debt	$3,738,547	$4,047	$(12,265)	$3,730,329	$3,687,603
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$1,225,000	$—	$—	$1,225,000
Credit facilities:
Revolving facility	—	—	—	—	340,000	—	340,000
Term loan	5,258	21,030	21,030	21,030	2,029,395	—	2,097,743
Other debt, including finance leases	5,962	50,988	2,527	2,427	1,941	11,959	75,804
Total debt	$11,220	$72,018	$23,557	$1,248,457	$2,371,336	$11,959	$3,738,547
As of December 31, 2022, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$21,555	$(10,948)	$1,235,607	$1,163,689
Credit facilities:
Revolving facility	445,000	—	—	445,000	443,331
Term loan	2,103,437	(4,376)	(4,771)	2,094,290	2,056,110
Other debt, including finance leases	104,800	—	(135)	104,665	104,665
Total debt	$3,878,237	$17,179	$(15,854)	$3,879,562	$3,767,795
Select Credit Facilities
On July 31, 2023, the Company entered into Amendment No. 8 to the Select credit agreement. Amendment No. 8 provides for a new tranche of term loans in an aggregate principal amount of $2,103.0 million to replace the existing term loans and a $710.0 million new revolving credit facility to replace the $650.0 million existing revolving credit facility. The term loans and the extended revolving credit facility will mature on March 6, 2027, with an early springing maturity 90 days prior to the senior notes maturity, triggered if more than $300.0 million of senior notes remain outstanding on May 15, 2026. The term loans have an interest rate of Term SOFR plus 3.00% and the revolving credit facility has an interest rate of Adjusted Term SOFR (which includes a 0.10% credit spread adjustment) plus 2.50%, subject to a leverage-based pricing grid. During the three months ended September 30, 2023, the Company recognized a $14.7 million loss on early retirement of debt as a result of the amendment to the Select credit agreement.
On August 31, 2023, the Company entered into Amendment No. 9 to the Select credit agreement. Amendment No. 9 increased the revolving credit facility commitments from $710.0 million to $770.0 million.

8.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan. The term loan bears interest at a variable rate that is indexed to a benchmark which changed from LIBOR to SOFR on May 31, 2023. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the variable rate index to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and is effective through September 30, 2024. The Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% of the notional amount, or approximately $1.8 million.
The interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when the variable rate index exceeds 1.0%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income and into interest expense when the hedged interest obligations affect earnings.
The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Nine Months Ended September 30,
	2022	2023
	(in thousands)
Balance as of January 1	$12,282	$88,602
Gain (loss) on interest rate cap cash flow hedge	39,814	(2,696)
Amounts reclassified from accumulated other comprehensive income	39	(13,252)
Balance as of March 31	$52,135	$72,654
Gain on interest rate cap cash flow hedge	11,833	17,527
Amounts reclassified from accumulated other comprehensive income	(6)	(15,134)
Balance as of June 30	$63,962	$75,047
Gain on interest rate cap cash flow hedge	31,079	3,895
Amounts reclassified from accumulated other comprehensive income	(4,485)	(16,215)
Balance as of September 30	$90,556	$62,727
The effects on net income of amounts reclassified from accumulated other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations	2022	2023	2022	2023
	(in thousands)
Gains included in interest expense	$5,980	$21,477	$5,936	$59,074
Income tax expense	(1,495)	(5,262)	(1,484)	(14,473)
Amounts reclassified from accumulated other comprehensive income	$4,485	$16,215	$4,452	$44,601
The Company expects that approximately $83.0 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2022	September 30, 2023
Asset:			(in thousands)
Interest rate cap contract, current portion	Current portion of interest rate cap contract	Level 2	$74,857	$85,896
Interest rate cap contract, non-current portion	Interest rate cap contract, net of current portion	Level 2	45,200	—
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

		December 31, 2022		September 30, 2023
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,235,607	$1,163,689	$1,233,349	$1,193,126
Credit facilities:
Revolving facility	Level 2	445,000	443,331	340,000	331,500
Term loan	Level 2	2,094,290	2,056,110	2,081,257	2,087,254
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
	(in thousands)
Revenue:
Critical illness recovery hospital	$524,584	$563,628	$1,672,247	$1,732,645
Rehabilitation hospital	229,387	247,101	678,908	719,419
Outpatient rehabilitation	284,993	291,804	844,191	890,679
Concentra	444,576	473,964	1,309,356	1,397,341
Other	84,254	89,197	247,380	265,118
Total Company	$1,567,794	$1,665,694	$4,752,082	$5,005,202
Adjusted EBITDA:
Critical illness recovery hospital	$11,013	$46,362	$66,999	$188,631
Rehabilitation hospital	49,772	53,626	141,996	155,531
Outpatient rehabilitation	25,715	26,346	85,912	89,395
Concentra	90,025	98,907	272,101	293,046
Other(1)	(23,412)	(31,404)	(69,054)	(99,234)
Total Company	$153,113	$193,837	$497,954	$627,369
Total assets:
Critical illness recovery hospital	$2,368,968	$2,454,578	$2,368,968	$2,454,578
Rehabilitation hospital	1,189,486	1,222,853	1,189,486	1,222,853
Outpatient rehabilitation	1,377,010	1,401,148	1,377,010	1,401,148
Concentra	2,309,392	2,321,671	2,309,392	2,321,671
Other	310,120	283,758	310,120	283,758
Total Company	$7,554,976	$7,684,008	$7,554,976	$7,684,008
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$21,534	$21,098	$60,631	$76,119
Rehabilitation hospital	392	4,813	11,487	15,298
Outpatient rehabilitation	10,098	8,855	28,826	29,263
Concentra	9,074	15,456	28,030	45,702
Other	844	(24)	6,145	2,215
Total Company	$41,942	$50,198	$135,119	$168,597
_______________________________________________________________________________
(1)    For the three and nine months ended September 30, 2023, Adjusted EBITDA included other operating income of $0.5 million.

For the three and nine months ended September 30, 2022, Adjusted EBITDA included other operating income of $8.1 million and $23.2 million, respectively. The other operating income was principally related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to COVID-19.

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$11,013	$49,772	$25,715	$90,025	$(23,412)
Depreciation and amortization	(16,055)	(6,994)	(8,157)	(17,781)	(2,472)
Stock compensation expense	—	—	—	(535)	(9,652)
Income (loss) from operations	$(5,042)	$42,778	$17,558	$71,709	$(35,536)	$91,467
Equity in earnings of unconsolidated subsidiaries						8,084
Interest expense						(45,204)
Income before income taxes						$54,347

	Three Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$46,362	$53,626	$26,346	$98,907	$(31,404)
Depreciation and amortization	(16,402)	(7,106)	(8,861)	(17,959)	(2,066)
Stock compensation expense	—	—	—	—	(11,483)
Income (loss) from operations	$29,960	$46,520	$17,485	$80,948	$(44,953)	$129,960
Loss on early retirement of debt						(14,692)
Equity in earnings of unconsolidated subsidiaries						11,561
Interest expense						(50,271)
Income before income taxes						$76,558

	Nine Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$66,999	$141,996	$85,912	$272,101	$(69,054)
Depreciation and amortization	(45,276)	(20,971)	(24,316)	(55,323)	(7,693)
Stock compensation expense	—	—	—	(1,606)	(26,350)
Income (loss) from operations	$21,723	$121,025	$61,596	$215,172	$(103,097)	$316,419
Equity in earnings of unconsolidated subsidiaries						19,648
Interest expense						(121,770)
Income before income taxes						$214,297

	Nine Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$188,631	$155,531	$89,395	$293,046	$(99,234)
Depreciation and amortization	(46,925)	(20,881)	(26,097)	(54,552)	(6,303)
Stock compensation expense	—	—	—	(178)	(31,812)
Income (loss) from operations	$141,706	$134,650	$63,298	$238,316	$(137,349)	$440,621
Loss on early retirement of debt						(14,692)
Equity in earnings of unconsolidated subsidiaries						30,618
Interest expense						(147,839)
Income before income taxes						$308,708

11.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and nine months ended September 30, 2022 and 2023:

	Three Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$201,558	$106,584	$45,193	$205	$—	$353,540
Non-Medicare	320,896	111,509	221,275	443,040	—	1,096,720
Total patient services revenues	522,454	218,093	266,468	443,245	—	1,450,260
Other revenue	2,130	11,294	18,525	1,331	84,254	117,534
Total revenue	$524,584	$229,387	$284,993	$444,576	$84,254	$1,567,794

	Three Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$201,881	$115,145	$45,286	$261	$—	$362,573
Non-Medicare	360,847	119,524	228,386	472,171	—	1,180,928
Total patient services revenues	562,728	234,669	273,672	472,432	—	1,543,501
Other revenue	900	12,432	18,132	1,532	89,197	122,193
Total revenue	$563,628	$247,101	$291,804	$473,964	$89,197	$1,665,694

	Nine Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$634,225	$314,635	$131,530	$577	$—	$1,080,967
Non-Medicare	1,031,000	331,652	660,345	1,304,865	—	3,327,862
Total patient services revenues	1,665,225	646,287	791,875	1,305,442	—	4,408,829
Other revenue	7,022	32,621	52,316	3,914	247,380	343,253
Total revenue	$1,672,247	$678,908	$844,191	$1,309,356	$247,380	$4,752,082

	Nine Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$639,007	$338,650	$137,734	$754	$—	$1,116,145
Non-Medicare	1,090,650	344,885	696,617	1,392,136	—	3,524,288
Total patient services revenues	1,729,657	683,535	834,351	1,392,890	—	4,640,433
Other revenue	2,988	35,884	56,328	4,451	265,118	364,769
Total revenue	$1,732,645	$719,419	$890,679	$1,397,341	$265,118	$5,005,202

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and nine months ended September 30, 2022 and 2023.
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

	Basic and Diluted EPS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
	(in thousands)
Net income	$38,126	$60,816	$160,314	$237,933
Less: net income attributable to non-controlling interests	10,960	12,636	28,824	40,711
Net income attributable to the Company	27,166	48,180	131,490	197,222
Less: Distributed and undistributed income attributable to participating securities	992	1,722	4,588	7,155
Distributed and undistributed income attributable to common shares	$26,174	$46,458	$126,902	$190,067
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended September 30,
	2022			2023
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$26,174	122,193	$0.21	$46,458	123,400	$0.38
Participating securities	992	4,631	$0.21	1,722	4,574	$0.38
Total Company	$27,166			$48,180

	Nine Months Ended September 30,
	2022			2023
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$126,902	125,341	$1.01	$190,067	122,865	$1.55
Participating securities	4,588	4,532	$1.01	7,155	4,625	$1.55
Total Company	$131,490			$197,222
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
14.     Subsequent Events
On November 2, 2023, the Company’s Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about November 28, 2023, to stockholders of record as of the close of business on November 15, 2023.

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

Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of September 30, 2023, we had operations in 46 states and the District of Columbia. We operated 107 critical illness recovery hospitals in 28 states, 33 rehabilitation hospitals in 13 states, 1,946 outpatient rehabilitation clinics in 39 states and the District of Columbia, 539 occupational health centers in 41 states, and 145 onsite clinics at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $5,005.2 million for the nine months ended September 30, 2023. Of this total, we earned approximately 35% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.
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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
	(in thousands)
Net income	$38,126	$60,816	$160,314	$237,933
Income tax expense	16,221	15,742	53,983	70,775
Interest expense	45,204	50,271	121,770	147,839
Equity in earnings of unconsolidated subsidiaries	(8,084)	(11,561)	(19,648)	(30,618)
Loss on early retirement of debt	—	14,692	—	14,692
Income from operations	91,467	129,960	316,419	440,621
Stock compensation expense:
Included in general and administrative	8,000	9,425	21,995	26,383
Included in cost of services	2,187	2,058	5,961	5,607
Depreciation and amortization	51,459	52,394	153,579	154,758
Adjusted EBITDA	$153,113	$193,837	$497,954	$627,369

Summary Financial Results
Three Months Ended September 30, 2023
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$563,628	$247,101	$291,804	$473,964	$89,197	$1,665,694
Operating expenses	(517,266)	(193,475)	(265,458)	(375,057)	(132,569)	(1,483,825)
Depreciation and amortization	(16,402)	(7,106)	(8,861)	(17,959)	(2,066)	(52,394)
Other operating income	—	—	—	—	485	485
Income (loss) from operations	$29,960	$46,520	$17,485	$80,948	$(44,953)	$129,960
Depreciation and amortization	16,402	7,106	8,861	17,959	2,066	52,394
Stock compensation expense	—	—	—	—	11,483	11,483
Adjusted EBITDA	$46,362	$53,626	$26,346	$98,907	$(31,404)	$193,837
Adjusted EBITDA margin	8.2%	21.7%	9.0%	20.9%	N/M	11.6%

	Three Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$524,584	$229,387	$284,993	$444,576	$84,254	$1,567,794
Operating expenses	(513,691)	(179,856)	(259,278)	(355,086)	(125,397)	(1,433,308)
Depreciation and amortization	(16,055)	(6,994)	(8,157)	(17,781)	(2,472)	(51,459)
Other operating income	120	241	—	—	8,079	8,440
Income (loss) from operations	$(5,042)	$42,778	$17,558	$71,709	$(35,536)	$91,467
Depreciation and amortization	16,055	6,994	8,157	17,781	2,472	51,459
Stock compensation expense	—	—	—	535	9,652	10,187
Adjusted EBITDA	$11,013	$49,772	$25,715	$90,025	$(23,412)	$153,113
Adjusted EBITDA margin	2.1%	21.7%	9.0%	20.2%	N/M	9.8%
Net income was $60.8 million for the three months ended September 30, 2023, compared to $38.1 million for the three months ended September 30, 2022.
The following table summarizes changes in segment performance measures for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	7.4%	7.7%	2.4%	6.6%	5.9%	6.2%
Change in income from operations	694.2%	8.7%	(0.4)%	12.9%	N/M	42.1%
Change in Adjusted EBITDA	321.0%	7.7%	2.5%	9.9%	N/M	26.6%
_______________________________________________________________________________
N/M —     Not meaningful.

Nine Months Ended September 30, 2023
The following tables reconcile our segment performance measures to our consolidated operating results:

	Nine Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,732,645	$719,419	$890,679	$1,397,341	$265,118	$5,005,202
Operating expenses	(1,544,014)	(564,224)	(801,523)	(1,104,624)	(396,649)	(4,411,034)
Depreciation and amortization	(46,925)	(20,881)	(26,097)	(54,552)	(6,303)	(154,758)
Other operating income	—	336	239	151	485	1,211
Income (loss) from operations	$141,706	$134,650	$63,298	$238,316	$(137,349)	$440,621
Depreciation and amortization	46,925	20,881	26,097	54,552	6,303	154,758
Stock compensation expense	—	—	—	178	31,812	31,990
Adjusted EBITDA	$188,631	$155,531	$89,395	$293,046	$(99,234)	$627,369
Adjusted EBITDA margin	10.9%	21.6%	10.0%	21.0%	N/M	12.5%

	Nine Months Ended September 30, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,672,247	$678,908	$844,191	$1,309,356	$247,380	$4,752,082
Operating expenses	(1,605,368)	(537,153)	(758,279)	(1,038,842)	(366,007)	(4,305,649)
Depreciation and amortization	(45,276)	(20,971)	(24,316)	(55,323)	(7,693)	(153,579)
Other operating income (expense)	120	241	—	(19)	23,223	23,565
Income (loss) from operations	$21,723	$121,025	$61,596	$215,172	$(103,097)	$316,419
Depreciation and amortization	45,276	20,971	24,316	55,323	7,693	153,579
Stock compensation expense	—	—	—	1,606	26,350	27,956
Adjusted EBITDA	$66,999	$141,996	$85,912	$272,101	$(69,054)	$497,954
Adjusted EBITDA margin	4.0%	20.9%	10.2%	20.8%	N/M	10.5%
Net income was $237.9 million for the nine months ended September 30, 2023, compared to $160.3 million for the nine months ended September 30, 2022.
The following table summarizes the changes in our segment performance measures for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	3.6%	6.0%	5.5%	6.7%	7.2%	5.3%
Change in income from operations	552.3%	11.3%	2.8%	10.8%	N/M	39.3%
Change in Adjusted EBITDA	181.5%	9.5%	4.1%	7.7%	N/M	26.0%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 22% of our revenue for the nine months ended September 30, 2023, and 23% for the year ended December 31, 2022.
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
As a result of the COVID-19 national emergency, the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excused health care providers or suppliers from specific program requirements. Our Annual Report on Form 10-K for the year ended December 31, 2022, contains a detailed discussion of the federal health care program changes made in response to the COVID-19 pandemic, including these COVID-19 waivers, in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. Most of these COVID-19 waivers, including the waiver of the IRF 60% Rule and the waiver of Medicare statutory requirements regarding site neutral payments to long-term care hospitals (“LTCHs”), ended when the public health emergency expired on May 11, 2023. However, LTCHs are exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. As a result, LTCH cost reporting periods that started prior to May 11, 2023, will continue to be exempt for the remainder of that cost reporting year. However, LTCH cost reporting periods that begin on or after May 11, 2023, must comply with the greater-than-25-day average length of stay requirement.
In addition, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and related legislation temporarily suspended the 2% cut to Medicare payments due to sequestration from May 1, 2020, through March 31, 2022, and reduced the sequestration adjustment from 2% to 1% from April 1 through June 30, 2022. The full 2% reduction resumed on July 1, 2022. To pay for this relief, Congress increased the sequestration cut to Medicare payments to 2.25% for the first six months of fiscal year 2030 and to 3% for the final six months of fiscal year 2030. Additionally, an across-the-board 4% payment cut required to take effect in January 2022 due to the American Rescue Plan from the FY 2022 Statutory Pay-As-You-Go (“PAYGO”) scorecard was deferred by Congress until 2025.
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
Fiscal Year 2023. On August 10, 2022, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). Certain errors in the final rule were corrected in documents published November 4, 2022, and December 13, 2022. The standard federal rate for fiscal year 2023 was set at $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 included a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also included an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, all LTCH cases were paid at the standard federal rate during the public health emergency. When the public health emergency ended on May 11, 2023, CMS returned to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $38,788, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
Fiscal Year 2024. On August 28, 2023, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023, through September 30, 2024). Certain errors in the final rule were corrected in a document published on October 4, 2023. The standard federal rate for fiscal year 2024 is $48,117, an increase from the standard federal rate applicable during fiscal year 2023 of $46,433. The update to the standard federal rate for fiscal year 2024 includes a market basket increase of 3.5%, less a productivity adjustment of 0.2%. The standard federal rate also includes an area wage budget neutrality factor of 1.0031599. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $59,873, an increase from the fixed-loss amount in the 2023 fiscal year of $38,518. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $42,750, an increase from the fixed-loss amount in the 2023 fiscal year of $38,788.
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

Fiscal Year 2024. On August 2, 2023, CMS published the final rule to update policies and payment rates for the IRF-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023, through September 30, 2024). Certain errors in the final rule were corrected in a document published on October 4, 2023. The standard payment conversion factor for discharges for fiscal year 2024 was set at $18,541, an increase from the standard payment conversion factor applicable during fiscal year 2023 of $17,878. The update to the standard payment conversion factor for fiscal year 2024 included a market basket increase of 3.6%, less a productivity adjustment of 0.2%. CMS decreased the outlier threshold amount for fiscal year 2024 to $10,423 from $12,526 established in the final rule for fiscal year 2023.
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
Outpatient rehabilitation providers enroll in Medicare as a rehabilitation agency, a clinic, or a public health agency. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. In the calendar year 2024 physician fee schedule proposed rule, CMS calculated the payment rates without the 2.5% payment increase to calendar year 2023 rates from the Consolidated Appropriations Act of 2023, but with the 1.25% payment increase to calendar year 2024 rates from that legislation. As a result of the lower statutory payment increase for calendar year 2024 and a negative 2.17% budget neutrality adjustment associated with changes to the relative value units, physician fee schedule payments are expected to decrease in 2024. CMS expects that its proposed policies for 2024 would result in a 2% decrease in Medicare payments for the therapy specialty. CMS also proposes changes to the quality payment program, including a transition from the Merit‑Based Incentive Payment System (“MIPS”) to the MIPS Value Pathways (“MVPs”). First, CMS proposes revisions to the existing set of 12 MVPs that it previously adopted in the calendar year 2022 and 2023 final rules. CMS would remove certain improvement activities from these MVPs and add other quality measures for MVP participants to choose from for data reporting. CMS also proposes to consolidate two of the existing MVPs into a single primary care MVP. Finally, CMS proposed to add five new MVPs. According to CMS, the proposed Rehabilitation Support of Musculoskeletal Care MVP will be most applicable to clinicians who specialize in rehabilitation support for musculoskeletal care, including physical therapists and occupational therapists. If finalized, these new MVPs would be available for voluntary reporting for the calendar year 2024 performance period.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
Our Annual Report on Form 10-K for the year ended December 31, 2022, contains a detailed discussion of Medicare regulations concerning services provided by physical therapy assistants and occupational therapy assistants in Part I — Business — Government Regulations and in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. Since we submitted our last Annual Report on Form 10-K, CMS released the calendar year 2024 physician fee schedule proposed rule. The proposed rule does not contain any proposals concerning the modifiers for services provided by physical therapy and occupational therapy assistants. However, the proposed rule includes some potential changes to Medicare policies relating to supervision of services provided by physical therapy assistants and occupational therapy assistants. First, CMS is proposing to establish a general supervision policy for remote therapeutic monitoring services provided by physical therapy assistants and occupational therapy assistants in private practice settings. In addition, CMS is seeking comments from stakeholders regarding a potential change to the requirement for direct supervision of physical therapy assistants and occupational therapy assistants by physical therapists and occupational therapists in private practice. Specifically, CMS is considering a change to this direct supervision requirement to instead require only general supervision for all physical therapy and occupational therapy services furnished in private practice by physical therapy assistants and occupational therapy assistants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	105	108	104	103
Number of hospitals acquired	—	—	2	1
Number of hospital start-ups	—	—	1	4
Number of hospitals closed/sold	—	(1)	(2)	(1)
Number of consolidated hospitals—end of period(1)	105	107	105	107
Available licensed beds(3)	4,509	4,524	4,509	4,524
Admissions(3)(4)	9,056	8,736	27,319	27,099
Patient days(3)(5)	278,137	267,910	840,487	831,022
Average length of stay (days)(3)(6)	31	31	31	30
Revenue per patient day(3)(7)	$1,878	$2,095	$1,981	$2,076
Occupancy rate(3)(8)	67%	64%	68%	68%
Percent patient days—Medicare(3)(9)	40%	38%	39%	38%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	20	20	20	20
Number of hospitals acquired	—	1	—	1
Number of hospital start-ups	—	—	—	—
Number of hospitals closed/sold	—	—	—	—
Number of consolidated hospitals—end of period(1)	20	21	20	21
Number of unconsolidated hospitals managed—end of period(2)	11	12	11	12
Total number of hospitals (all)—end of period	31	33	31	33
Available licensed beds(3)	1,391	1,479	1,391	1,479
Admissions(3)(4)	7,517	7,840	22,149	23,363
Patient days(3)(5)	109,076	112,095	321,690	330,142
Average length of stay (days)(3)(6)	15	14	15	14
Revenue per patient day(3)(7)	$1,931	$2,025	$1,934	$2,001
Occupancy rate(3)(8)	85%	84%	85%	84%
Percent patient days—Medicare(3)(9)	48%	49%	48%	49%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,599	1,638	1,572	1,622
Number of clinics acquired	6	3	16	16
Number of clinic start-ups	9	12	34	33
Number of clinics closed/sold	(5)	(8)	(13)	(26)
Number of consolidated clinics—end of period	1,609	1,645	1,609	1,645
Number of unconsolidated clinics managed—end of period	324	301	324	301
Total number of clinics (all)—end of period	1,933	1,946	1,933	1,946
Number of visits(3)(10)	2,404,868	2,627,362	7,165,866	7,984,622
Revenue per visit(3)(11)	$103	$100	$103	$100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Concentra data:
Number of consolidated centers—start of period	518	540	518	540
Number of centers acquired	—	—	3	1
Number of center start-ups	1	—	1	—
Number of centers closed/sold	—	(1)	(3)	(2)
Number of consolidated centers—end of period	519	539	519	539
Number of onsite clinics operated—end of period	147	145	147	145
Number of visits(3)(10)	3,273,031	3,281,042	9,604,441	9,766,881
Revenue per visit(3)(11)	$128	$136	$127	$135
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	88.9	86.6	88.2	85.6
General and administrative	2.5	2.5	2.4	2.5
Depreciation and amortization	3.3	3.1	3.2	3.1
Total costs and expenses	94.7	92.2	93.8	91.2
Other operating income	0.5	0.0	0.5	0.0
Income from operations	5.8	7.8	6.7	8.8
Loss on early retirement of debt	—	(0.9)	—	(0.3)
Equity in earnings of unconsolidated subsidiaries	0.6	0.7	0.4	0.6
Interest expense	(2.9)	(3.0)	(2.6)	(3.0)
Income before income taxes	3.5	4.6	4.5	6.1
Income tax expense	1.1	0.9	1.1	1.4
Net income	2.4	3.7	3.4	4.7
Net income attributable to non-controlling interests	0.7	0.8	0.6	0.8
Net income attributable to Select Medical Holdings Corporation	1.7%	2.9%	2.8%	3.9%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2023	% Change	2022	2023	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$524,584	$563,628	7.4%	$1,672,247	$1,732,645	3.6%
Rehabilitation hospital	229,387	247,101	7.7	678,908	719,419	6.0
Outpatient rehabilitation	284,993	291,804	2.4	844,191	890,679	5.5
Concentra	444,576	473,964	6.6	1,309,356	1,397,341	6.7
Other(1)	84,254	89,197	5.9	247,380	265,118	7.2
Total Company	$1,567,794	$1,665,694	6.2%	$4,752,082	$5,005,202	5.3%
Income (loss) from operations:
Critical illness recovery hospital	$(5,042)	$29,960	694.2%	$21,723	$141,706	552.3%
Rehabilitation hospital	42,778	46,520	8.7	121,025	134,650	11.3
Outpatient rehabilitation	17,558	17,485	(0.4)	61,596	63,298	2.8
Concentra	71,709	80,948	12.9	215,172	238,316	10.8
Other(1)	(35,536)	(44,953)	N/M	(103,097)	(137,349)	N/M
Total Company	$91,467	$129,960	42.1%	$316,419	$440,621	39.3%
Adjusted EBITDA:
Critical illness recovery hospital	$11,013	$46,362	321.0%	$66,999	$188,631	181.5%
Rehabilitation hospital	49,772	53,626	7.7	141,996	155,531	9.5
Outpatient rehabilitation	25,715	26,346	2.5	85,912	89,395	4.1
Concentra	90,025	98,907	9.9	272,101	293,046	7.7
Other(1)	(23,412)	(31,404)	N/M	(69,054)	(99,234)	N/M
Total Company	$153,113	$193,837	26.6%	$497,954	$627,369	26.0%
Adjusted EBITDA margins:
Critical illness recovery hospital	2.1%	8.2%		4.0%	10.9%
Rehabilitation hospital	21.7	21.7		20.9	21.6
Outpatient rehabilitation	9.0	9.0		10.2	10.0
Concentra	20.2	20.9		20.8	21.0
Other(1)	N/M	N/M		N/M	N/M
Total Company	9.8%	11.6%		10.5%	12.5%
Total assets:
Critical illness recovery hospital	$2,368,968	$2,454,578		$2,368,968	$2,454,578
Rehabilitation hospital	1,189,486	1,222,853		1,189,486	1,222,853
Outpatient rehabilitation	1,377,010	1,401,148		1,377,010	1,401,148
Concentra	2,309,392	2,321,671		2,309,392	2,321,671
Other(1)	310,120	283,758		310,120	283,758
Total Company	$7,554,976	$7,684,008		$7,554,976	$7,684,008
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$21,534	$21,098		$60,631	$76,119
Rehabilitation hospital	392	4,813		11,487	15,298
Outpatient rehabilitation	10,098	8,855		28,826	29,263
Concentra	9,074	15,456		28,030	45,702
Other(1)	844	(24)		6,145	2,215
Total Company	$41,942	$50,198		$135,119	$168,597
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M — Not meaningful.

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
For the three months ended September 30, 2023, we had revenue of $1,665.7 million and income from operations of $130.0 million, as compared to revenue of $1,567.8 million and income from operations of $91.5 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, Adjusted EBITDA was $193.8 million, with an Adjusted EBITDA margin of 11.6%, as compared to Adjusted EBITDA of $153.1 million and an Adjusted EBITDA margin of 9.8% for the three months ended September 30, 2022.
A decrease in labor costs in our critical illness recovery hospital segment continued to be a contributor to the improvement in our financial performance, as well as an increase in revenue, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The investments we made in the recruitment, hiring, and retention of full-time staff in 2022 resulted in a significant decrease in contract labor utilization in 2023. Additionally, reduced demand in the marketplace resulted in lower contract labor rates, which further contributed to the decrease in total contract labor costs. We believe the ratio of personnel expense to net revenue for the critical illness recovery hospital segment for the three months ended September 30, 2023, is indicative of a more stabilized labor environment. Other operating income during the three months ended September 30, 2023, included $0.5 million, compared to $8.4 million during the three months ended September 30, 2022. Our other operating income was principally related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue increased 7.4% to $563.6 million for the three months ended September 30, 2023, compared to $524.6 million for the three months ended September 30, 2022. The increase was due to revenue per patient day, which increased 11.6% to $2,095 for the three months ended September 30, 2023, compared to $1,878 for the three months ended September 30, 2022. Our patient days were 267,910 days for the three months ended September 30, 2023, compared to 278,137 days for the three months ended September 30, 2022. Occupancy in our critical illness recovery hospitals was 64% and 67% for the three months ended September 30, 2023 and 2022, respectively.
Rehabilitation Hospital Segment.    Revenue increased 7.7% to $247.1 million for the three months ended September 30, 2023, compared to $229.4 million for the three months ended September 30, 2022. Revenue per patient day increased 4.9% to $2,025 for the three months ended September 30, 2023, compared to $1,931 for the three months ended September 30, 2022. Our patient days increased 2.8% to 112,095 days for the three months ended September 30, 2023, compared to 109,076 days for the three months ended September 30, 2022. Occupancy in our rehabilitation hospitals was 84% and 85% for the three months ended September 30, 2023 and 2022, respectively.
Outpatient Rehabilitation Segment.   Revenue increased 2.4% to $291.8 million for the three months ended September 30, 2023, compared to $285.0 million for the three months ended September 30, 2022. The increase was due to patient visits, which increased 9.3% to 2,627,362 visits for the three months ended September 30, 2023, compared to 2,404,868 visits for the three months ended September 30, 2022. Our revenue per visit was $100 for the three months ended September 30, 2023, compared to $103 for the three months ended September 30, 2022. The decrease in revenue per visit was principally due to a decrease in Medicare reimbursement, changes in payor mix, and an increase in variable discounts.
Concentra Segment.    Revenue increased 6.6% to $474.0 million for the three months ended September 30, 2023, compared to $444.6 million for the three months ended September 30, 2022. The increase was principally due to revenue per visit, which increased 6.3% to $136 for the three months ended September 30, 2023, compared to $128 for the three months ended September 30, 2022. Our patient visits increased to 3,281,042 visits for the three months ended September 30, 2023, compared to 3,273,031 visits for the three months ended September 30, 2022.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,483.8 million, or 89.1% of revenue, for the three months ended September 30, 2023, compared to $1,433.3 million, or 91.4% of revenue, for the three months ended September 30, 2022. Our cost of services, a major component of which is labor expense, was $1,442.5 million, or 86.6% of revenue, for the three months ended September 30, 2023, compared to $1,393.8 million, or 88.9% of revenue, for the three months ended September 30, 2022. The decrease in our operating expenses relative to our revenue was principally due to the decreased labor costs within our critical illness recovery hospital segment, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $41.3 million, or 2.5% of revenue, for the three months ended September 30, 2023, compared to $39.5 million, or 2.5% of revenue, for the three months ended September 30, 2022.

Other Operating Income
For the three months ended September 30, 2023, we had other operating income of $0.5 million, compared to $8.4 million for the three months ended September 30, 2022. The other operating income for the three months ended September 30, 2022, is included within the operating results of our other activities, and is principally related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 321.0% to $46.4 million for the three months ended September 30, 2023, compared to $11.0 million for the three months ended September 30, 2022. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 8.2% for the three months ended September 30, 2023, compared to 2.1% for the three months ended September 30, 2022. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were principally due to an increase in net revenue as well as a decrease in labor costs. The decrease in labor costs resulted from our efforts in 2022 to hire additional full-time nursing staff, improve retention among our employees, and decrease our reliance on contract labor, as well as the lower contract labor rates due to reduced demand in the marketplace. Our total contract labor costs decreased by approximately 36% during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, which was driven by an approximate 30% decrease in the utilization of contract registered nurses and an approximate 9% decrease in the rate per hour for contract registered nurses.
Rehabilitation Hospital Segment.   Adjusted EBITDA increased 7.7% to $53.6 million for the three months ended September 30, 2023, compared to $49.8 million for the three months ended September 30, 2022. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.7% for each of the third quarters ended September 30, 2023, and September 30, 2022. The increase in our Adjusted EBITDA was principally due to an increase in revenue.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 2.5% to $26.3 million for the three months ended September 30, 2023, compared to $25.7 million for the three months ended September 30, 2022. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 9.0% for the three months ended September 30, 2023, and September 30, 2022.
Concentra Segment.    Adjusted EBITDA increased 9.9% to $98.9 million for the three months ended September 30, 2023, compared to $90.0 million for the three months ended September 30, 2022. Our Adjusted EBITDA margin for the Concentra segment was 20.9% for the three months ended September 30, 2023, compared to 20.2% for the three months ended September 30, 2022. The increases in Adjusted EBITDA and Adjusted EBITDA margin during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, were principally due to an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $52.4 million for the three months ended September 30, 2023, compared to $51.5 million for the three months ended September 30, 2022.
Income from Operations
For the three months ended September 30, 2023, we had income from operations of $130.0 million, compared to $91.5 million for the three months ended September 30, 2022. The decline in labor costs and increase in revenue experienced within our critical illness recovery hospital segment was the primary cause of the increase in income from operations, as discussed above under “Adjusted EBITDA.” Income from operations for the three months ended September 30, 2023, included other operating income of $0.5 million, compared to $8.4 million for the three months ended September 30, 2022, as described under “Other Operating Income” above.
Loss on Early Retirement of Debt
For the three months ended September 30, 2023, we had a loss on early retirement of debt of $14.7 million related to an amendment to the Select credit agreement, as described in Note 7 - Long-Term Debt and Notes Payable.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended September 30, 2023, we had equity in earnings of unconsolidated subsidiaries of $11.6 million, compared to $8.1 million for the three months ended September 30, 2022. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.

Interest
Our term loan is subject to an interest rate cap, which limits the variable interest rate index to 1.0% on $2.0 billion of principal outstanding under the term loan. The Term SOFR rate was 5.33% at September 30, 2023, compared to the one-month LIBOR rate of 3.14% at September 30, 2022. Interest expense was $50.3 million for the three months ended September 30, 2023, compared to $45.2 million for the three months ended September 30, 2022. The increase in interest expense was principally due to an increase in the variable interest rate on borrowings made under our revolving credit facility.
Income Taxes
We recorded income tax expense of $15.7 million for the three months ended September 30, 2023, which represented an effective tax rate of 20.6%. We recorded income tax expense of $16.2 million for the three months ended September 30, 2022, which represented an effective tax rate of 29.8%. The higher effective tax rate for the three months ended September 30, 2022, resulted primarily from the effect of a change in Pennsylvania’s corporate income tax rate on the net deferred tax asset.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023, we had revenue of $5,005.2 million and income from operations of $440.6 million, respectively, as compared to revenue of $4,752.1 million and income from operations of $316.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, Adjusted EBITDA was $627.4 million, with an Adjusted EBITDA margin of 12.5%, as compared to Adjusted EBITDA of $498.0 million and an Adjusted EBITDA margin of 10.5% for the nine months ended September 30, 2022, respectively.
A significant contributor to the improvement in our financial performance for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was a decrease in labor costs and an increase in revenue in our critical illness recovery hospital segment as the investments we made in the recruitment, hiring, and retention of full-time staff in 2022 resulted in a significant decrease in contract labor utilization in 2023. Additionally, reduced demand in the marketplace resulted in lower contract labor rates, which further contributed to the decrease in total contract labor costs. We believe the ratio of personnel expense to net revenue for the critical illness recovery hospital segment for the nine months ended September 30, 2023, is indicative of a more stabilized labor environment. Other operating income during the nine months ended September 30, 2023 included $1.2 million. Other operating income during the nine months ended September 30, 2022, included $23.6 million, principally related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Revenue
Critical Illness Recovery Hospital Segment.   Revenue increased 3.6% to $1,732.6 million for the nine months ended September 30, 2023, compared to $1,672.2 million for the nine months ended September 30, 2022. The increase was due to revenue per patient day, which increased 4.8% to $2,076 for the nine months ended September 30, 2023, compared to $1,981 for the nine months ended September 30, 2022. The increase in revenue per patient day is inclusive of the reinstatement of the 2.0% cut to Medicare payments due to sequestration. Our patient days were 831,022 for the nine months ended September 30, 2023, compared to 840,487 days for the nine months ended September 30, 2022. Occupancy in our critical illness recovery hospitals was 68% for the nine months ended September 30, 2023 and 2022.
Rehabilitation Hospital Segment.   Revenue increased 6.0% to $719.4 million for the nine months ended September 30, 2023, compared to $678.9 million for the nine months ended September 30, 2022. Revenue per patient day increased 3.5% to $2,001 for the nine months ended September 30, 2023, compared to $1,934 for the nine months ended September 30, 2022. Our patient days increased 2.6% to 330,142 days for the nine months ended September 30, 2023, compared to 321,690 days for the nine months ended September 30, 2022. Occupancy in our rehabilitation hospitals was 84% and 85% for the nine months ended September 30, 2023 and 2022, respectively.
Outpatient Rehabilitation Segment.   Revenue increased 5.5% to $890.7 million for the nine months ended September 30, 2023, compared to $844.2 million for the nine months ended September 30, 2022. The increase was due to patient visits, which increased 11.4% to 7,984,622 visits for the nine months ended September 30, 2023, compared to 7,165,866 visits for the nine months ended September 30, 2022. Our revenue per visit was $100 for the nine months ended September 30, 2023, compared to $103 for the nine months ended September 30, 2022, principally due to a decrease in Medicare reimbursement, changes in payor mix, and an increase in variable discounts.
Concentra Segment.   Revenue increased 6.7% to $1,397.3 million for the nine months ended September 30, 2023, compared to $1,309.4 million for the nine months ended September 30, 2022. Our revenue per visit increased 6.3% to $135 for the nine months ended September 30, 2023, compared to $127 for the nine months ended September 30, 2022. Our patient visits increased 1.7% to 9,766,881 for the nine months ended September 30, 2023, compared to 9,604,441 visits for the nine months ended September 30, 2022. COVID-19 screening and testing services did not contribute to the Concentra segment’s revenue for the nine months ended September 30, 2023, compared to $19.3 million of revenue from these services during the nine months ended September 30, 2022.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,411.0 million, or 88.1% of revenue, for the nine months ended September 30, 2023, compared to $4,305.6 million, or 90.6% of revenue, for the nine months ended September 30, 2022. Our cost of services, a major component of which is labor expense, was $4,284.9 million, or 85.6% of revenue, for the nine months ended September 30, 2023, compared to $4,191.4 million, or 88.2% of revenue, for the nine months ended September 30, 2022. The decrease in our operating expenses relative to our revenue was principally due to the decreased labor costs within our critical illness recovery hospital segment, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $126.1 million, or 2.5% of revenue, for the nine months ended September 30, 2023, compared to $114.3 million, or 2.4% of revenue, for the nine months ended September 30, 2022.
Other Operating Income
For the nine months ended September 30, 2023, we had other operating income of $1.2 million, compared to $23.6 million for the nine months ended September 30, 2022. The other operating income for the nine months ended September 30, 2022, is included within the operating results of our other activities, and is principally related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.  Adjusted EBITDA increased 181.5% to $188.6 million for the nine months ended September 30, 2023, compared to $67.0 million for the nine months ended September 30, 2022. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 10.9% for the nine months ended September 30, 2023, compared to 4.0% for the nine months ended September 30, 2022. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were due to lower labor costs as well as an increase in net revenue. The decrease in labor costs resulted from our efforts in 2022 to hire additional full-time nursing staff, improve retention among our employees, and decrease our reliance on contract labor, as well as the lower contract labor rates due to reduced demand in the marketplace. Our total contract labor costs decreased by approximately 65% during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, which was driven by an approximate 45% decrease in the utilization of contract registered nurses and an approximate 33% decrease in the rate per hour for contract registered nurses.
Rehabilitation Hospital Segment.   Adjusted EBITDA increased 9.5% to $155.5 million for the nine months ended September 30, 2023, compared to $142.0 million for the nine months ended September 30, 2022. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.6% for the nine months ended September 30, 2023, compared to 20.9% for the nine months ended September 30, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was principally due to an increase in revenue.
Outpatient Rehabilitation Segment.   Adjusted EBITDA increased 4.1% to $89.4 million for the nine months ended September 30, 2023, compared to $85.9 million for the nine months ended September 30, 2022. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 10.0% for the nine months ended September 30, 2023, compared to 10.2% for the nine months ended September 30, 2022.
Concentra Segment.   Adjusted EBITDA increased 7.7% to $293.0 million for the nine months ended September 30, 2023, compared to $272.1 million for the nine months ended September 30, 2022. Our Adjusted EBITDA margin for the Concentra segment was 21.0% for the nine months ended September 30, 2023, compared to 20.8% for the nine months ended September 30, 2022. The increase in Adjusted EBITDA and Adjusted EBITDA margin was principally due to an increase in revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.
Depreciation and Amortization
Depreciation and amortization expense was $154.8 million for the nine months ended September 30, 2023, compared to $153.6 million for the nine months ended September 30, 2022.

Income from Operations
For the nine months ended September 30, 2023, we had income from operations of $440.6 million, compared to $316.4 million for the nine months ended September 30, 2022. The decline in labor costs and increase in revenue experienced within our critical illness recovery hospital segment was the primary cause of the increase in income from operations, as discussed above under “Adjusted EBITDA.” Other operating income during the nine months ended September 30, 2023, was $1.2 million, compared to $23.6 million for the nine months ended September 30, 2022, as described under “Other Operating Income” above.
Loss on Early Retirement of Debt
For the nine months ended September 30, 2023, we had a loss on early retirement of debt of $14.7 million related to an amendment to the Select credit agreement, as described in Note 7 - Long-Term Debt and Notes Payable.
Equity in Earnings of Unconsolidated Subsidiaries
For the nine months ended September 30, 2023, we had equity in earnings of unconsolidated subsidiaries of $30.6 million, compared to $19.6 million for the nine months ended September 30, 2022. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Our term loan is subject to an interest rate cap, which limits the variable interest rate index to 1.0% on $2.0 billion of principal outstanding under the term loan. The Term SOFR rate was 5.33% at September 30, 2023, compared to the one-month LIBOR rate of 3.14% at September 30, 2022. Interest expense was $147.8 million for the nine months ended September 30, 2023, compared to $121.8 million for the nine months ended September 30, 2022. The increase in interest expense was caused by an increase in the borrowings made under the revolving facility, as well as an increase in the variable interest rate to the extent not mitigated by the interest rate cap.
Income Taxes
We recorded income tax expense of $70.8 million for the nine months ended September 30, 2023, which represented an effective tax rate of 22.9%. We recorded income tax expense of $54.0 million for the nine months ended September 30, 2022, which represented an effective tax rate of 25.2%. The higher effective tax rate for the three months ended September 30, 2022, resulted primarily from the effect of a change in Pennsylvania’s corporate income tax rate on the net deferred tax asset.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Nine Months Ended September 30,
	2022	2023
	(in thousands)
Cash flows provided by operating activities	$272,281	$402,616
Cash flows used in investing activities	(169,105)	(198,893)
Cash flows used in financing activities	(69,263)	(224,189)
Net increase (decrease) in cash and cash equivalents	33,913	(20,466)
Cash and cash equivalents at beginning of period	74,310	97,906
Cash and cash equivalents at end of period	$108,223	$77,440
Operating activities provided $402.6 million of cash flows for the nine months ended September 30, 2023, compared to $272.3 million of cash flows for the nine months ended September 30, 2022. The cash flows from operating activities during the nine months ended September 30, 2022, included the repayment of $82.8 million of Medicare advance payments. The remaining change in cash flows provided by operating activities year over year is principally due to an increase in net income.
Our days sales outstanding was 52 days at September 30, 2023, compared to 55 days at December 31, 2022. Our days sales outstanding was 53 days at September 30, 2022, compared to 52 days at December 31, 2021. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $198.9 million of cash flows for the nine months ended September 30, 2023. The principal uses of cash were $168.6 million for purchases of property, equipment, and other assets, and $30.4 million for investments in and acquisitions of businesses. Investing activities used $169.1 million of cash flows for the nine months ended September 30, 2022. The principal uses of cash were $135.1 million for purchases of property and equipment and $39.4 million for investments in and acquisitions of businesses.
Financing activities used $224.2 million of cash flows for the nine months ended September 30, 2023. The principal uses of cash were net repayments under our revolving facility of $105.0 million, $54.9 million for distributions to and purchases of non-controlling interests, and $47.9 million of dividend payments to common stockholders. Financing activities used $69.3 million of cash flows for the nine months ended September 30, 2022. The principal uses of cash were $193.6 million for repurchases of common stock, $48.7 million of dividend payments to common stockholders and $40.7 million for distributions to and purchases of non-controlling interests. The principal source of cash was net borrowings under our revolving facility of $220.0 million.

Capital Resources
Working capital.  We had net working capital of $110.0 million at September 30, 2023, compared to $116.2 million at December 31, 2022.
Credit facilities. On July 31, 2023, the Company entered into Amendment No. 8 to the Select credit agreement. Amendment No. 8 provides for a new tranche of term loans in an aggregate principal amount of $2,103.0 million to replace the existing term loans and a $710.0 million new revolving credit facility to replace the $650.0 million existing revolving credit facility. The term loans and the extended revolving credit facility will mature on March 6, 2027, with an early springing maturity 90 days prior to the senior notes maturity, triggered if more than $300.0 million of senior notes remain outstanding on May 15, 2026. The term loans have an interest rate of Term SOFR plus 3.00% and the revolving credit facility has an interest rate of Adjusted Term SOFR (which includes a 0.10% credit spread adjustment) plus 2.50%, subject to a leverage-based pricing grid. During the three months ended September 30, 2023, the Company recognized a $14.7 million loss on early retirement of debt as a result of the amendment to the Select credit agreement.
On August 31, 2023, the Company entered into Amendment No. 9 to the Select credit agreement. Amendment No. 9 increased the revolving credit facility commitments from $710.0 million to $770.0 million.
At September 30, 2023, Select had outstanding borrowings under its credit facilities consisting of a $2,097.7 million term loan (excluding unamortized original issue discounts and debt issuance costs of $16.5 million) and borrowings of $340.0 million under its revolving facility. At September 30, 2023, Select had $374.2 million of availability under its revolving facility after giving effect to $55.8 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. On November 2, 2023, the Board of Directors extended the common stock repurchase program from December 31, 2023, to December 31, 2025. The common stock repurchase program will remain in effect until then, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. Holdings did not repurchase shares under the program during the nine months ended September 30, 2023. Since the inception of the program through September 30, 2023, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs. The Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, became effective January 1, 2023.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of September 30, 2023, we had cash and cash equivalents of $77.4 million and $374.2 million of availability under the revolving facility after giving effect to $340.0 million of outstanding borrowings and $55.8 million of outstanding letters of credit.
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
Dividend
On February 16, 2023, May 3, 2023, and August 2, 2023, our Board of Directors declared a cash dividend of $0.125 per share. On March 15, 2023, May 31, 2023, and September 1, 2023, cash dividends totaling $15.9 million, $15.9 million, and $16.0 million were paid.
On November 2, 2023, our Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about November 28, 2023, to stockholders of record as of the close of business on November 15, 2023.

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
Effects of Inflation
The healthcare industry is labor intensive and our largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. We have recently experienced higher labor costs related to an inflationary environment and competitive labor market. In addition, suppliers have passed along rising costs to us in the form of higher prices. We cannot predict our ability to pass along cost increases to our customers.
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
At September 30, 2023, Select had outstanding borrowings under its credit facilities consisting of a $2,097.7 million term loan (excluding unamortized original issue discounts and debt issuance costs of $16.5 million) and $340.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our variable interest rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. As of September 30, 2023, the Term SOFR rate was 5.33%. As of September 30, 2023, $97.7 million of our term loan borrowings are subject to variable interest rates.
As of September 30, 2023, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $1.1 million.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ Board of Directors authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. On November 2, 2023, the Board of Directors extended the common stock repurchase program from December 31, 2023, to December 31, 2025. The common stock repurchase program will remain in effect until then, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2023(1)	244,452	$30.03	—	$399,677,961
August 1 - August 31, 2023(1)	73,650	29.92	—	399,677,961
September 1 - September 30, 2023	—	—	—	399,677,961
Total	318,102	$—	—	$399,677,961
_____________________________________________________________________________
(1)    The shares purchased represent common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
Compensation Committee Chairman
On August 2, 2023, following the resignation of Bryan C. Cressey, the Company’s Board of Directors designated Daniel J. Thomas as chairman of the Compensation Committee.

ITEM 6. EXHIBITS

Number	Description
10.1
Amendment No. 8, dated as of July 31, 2023, to the Credit Agreement, dated as of March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2, dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, Amendment No. 5, dated as of June 2, 2021, Amendment No. 6, dated as of February 21, 2023, and Amendment No. 7, dated as of May 31, 2023. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (file No. 001-34465) filed on July 31, 2023).

10.2
Amendment No. 9, dated as of August 31, 2023, to the Credit Agreement, dated as of March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2, dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, Amendment No. 5, dated as of June 2, 2021, Amendment No. 6, dated as of February 21, 2023, Amendment No. 7, dated as of May 31, 2023, and Amendment No. 8, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 001-34465) filed on August 31, 2023).

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

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Michael F. Malatesta
Michael F. Malatesta
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Christopher S. Weigl
Christopher S. Weigl
Senior Vice President, Controller & Chief Accounting Officer
(Principal Accounting Officer)

Dated:  November 2, 2023