Form 10-K
period 2023-12-31
SELECT MEDICAL HOLDINGS CORP
filed 2024-02-22
CIK 1320414

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously held financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,253,662,356, based on the closing price per share of common stock on that date of $31.86 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 1, 2024, the number of shares of Holdings’ Common Stock, $0.001 par value, outstanding was 128,361,492.
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
Documents Incorporated by Reference
Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:
1.    The registrant's definitive proxy statement for use in connection with the 2024 Annual Meeting of Stockholders to be held on or about April 30, 2024 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2023, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
•public threats such as a global pandemic, or widespread outbreak of an infectious disease, similar to the COVID-19 pandemic, could negatively impact patient volumes and revenues, increase labor and other operating costs, disrupt global financial markets, and/or further legislative and regulatory actions which impact healthcare providers, including actions that may impact the Medicare program;
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
•failure to complete or achieve some or all the expected benefits of the potential separation of Concentra;
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

Item 1.    Business.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2023, we had operations in 46 states and the District of Columbia. As of December 31, 2023, we operated 107 critical illness recovery hospitals in 28 states, 33 rehabilitation hospitals in 13 states, 1,933 outpatient rehabilitation clinics in 39 states and the District of Columbia, 544 occupational health centers in 41 states, and 150 onsite clinics at employer worksites.
We manage our Company through four business segments: our critical illness recovery hospital segment, our rehabilitation hospital segment, our outpatient rehabilitation segment, and our Concentra segment. We had revenue of $6,664.1 million for the year ended December 31, 2023. Of this total, we earned approximately 35% of our revenue from our critical illness recovery hospital segment, approximately 15% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. We also recognized other revenue associated with employee leasing services provided to the Company’s non-consolidating subsidiaries.
Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers and contract services provided at employer worksites that deliver occupational health services, physical therapy, and consumer health services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Notes to Consolidated Financial Statements—Note 15. Segment Information” beginning on F-28 for financial information for each of our segments for the past three fiscal years.
Critical Illness Recovery Hospitals
We are a leading operator of critical illness recovery hospitals in the United States. Our hospitals are certified by Medicare as long term care hospitals (“LTCHs”). As of December 31, 2023, we operated 107 critical illness recovery hospitals in 28 states. For the years ended December 31, 2021, 2022, and 2023, approximately 37%, 38%, and 37%, respectively, of the revenue of our critical illness recovery hospital segment came from Medicare reimbursement. As of December 31, 2023, we employed approximately 16,600 people in our critical illness recovery hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, and speech therapists.
We operate the majority of our critical illness recovery hospitals as a hospital within a hospital (an “HIH”). A critical illness recovery hospital that operates as an HIH typically leases space from a general acute care hospital, or “host hospital,” and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing critical illness recovery hospital does not operate on a host hospital campus. We operated 107 critical illness recovery hospitals at December 31, 2023, of which 73 were operated as HIHs and 34 were operated as free-standing hospitals.
Patients are typically admitted to our critical illness recovery hospitals from general acute care hospitals, likely following an intensive care unit stay, and suffer from chronic critical illness. These patients have highly specialized needs, with serious and complex medical conditions involving multiple organ systems. These conditions are often a result of complications related to heart failure, complex infectious disease, respiratory failure and pulmonary disease, complex surgery requiring prolonged recovery, renal disease, neurological events, and trauma. Given their complex medical needs, these patients require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a critical illness recovery hospital that is designed to meet their unique medical needs. For the year ended December 31, 2023, the average length of stay for patients in our critical illness recovery hospitals was 31 days.

Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. The Joint Commission (“TJC”), DNV GL Healthcare USA, Inc. (“DNV”), and the Center for Improvement in Healthcare Quality (“CIHQ”) are independent accreditation organizations that establish standards related to the operation and management of healthcare facilities. As of December 31, 2023, we operated 107 critical illness recovery hospitals, 105 of which were accredited by TJC and two of which were accredited by DNV. Also as of December 31, 2023, all of our critical illness recovery hospitals were certified by Medicare as LTCHs. Each of our critical illness recovery hospitals must regularly demonstrate to a survey team conformance to the standards established by TJC, DNV, CIHQ, or the Medicare program, as applicable.
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
Our critical illness recovery hospital segment is led by a president of hospital operations, division president, chief medical officer, chief nursing officer, and chief quality officer. Each of our critical illness recovery hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our critical illness recovery hospitals. We provide our critical illness recovery hospitals with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits staff at our critical illness recovery hospitals to focus their time on patient care.
For a description of government regulations and Medicare payments made to our critical illness recovery hospitals, see “Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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

Rehabilitation Hospitals
Our rehabilitation hospitals provide comprehensive physical medicine, as well as rehabilitation programs and services, which serve to optimize patient health, function, and quality of life. As of December 31, 2023, we operated 33 rehabilitation hospitals in 13 states. For the years ended December 31, 2021, 2022, and 2023, approximately 49%, 46%, and 47% respectively, of the revenue of our rehabilitation hospital segment came from Medicare reimbursement. As of December 31, 2023, we employed approximately 12,800 people in our rehabilitation hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, speech therapists, neuropsychologists, and other psychologists.
Patients at our rehabilitation hospitals have specialized needs, with serious and often complex medical conditions requiring rehabilitative healthcare services in an inpatient setting. These conditions require targeted therapy and rehabilitation treatment, including comprehensive rehabilitative services for brain and spinal cord injuries, strokes, amputations, neurological disorders, orthopedic conditions, pediatric congenital or acquired disabilities, and cancer. Given their complex medical needs and gradual and prolonged recovery, these patients generally require a longer length of stay than patients in a general acute care hospital. For the year ended December 31, 2023, the average length of stay for patients in our rehabilitation hospitals was 14 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. As of December 31, 2023, we operated 33 rehabilitation hospitals, all of which were accredited by TJC. Also as of December 31, 2023, all of our rehabilitation hospitals were certified by Medicare as inpatient rehabilitation facilities (“IRFs”). 27 of our rehabilitation hospitals also received accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”), an independent, not-for-profit organization that establishes standards related to the operation of medical rehabilitation facilities. Each of our rehabilitation hospitals must regularly demonstrate to a survey team conformance to the standards established by TJC, the Medicare program, or CARF, as applicable.
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

Our rehabilitation hospital segment is led by a president of hospital operations, division president, chief medical officer, chief academic officer, chief nursing officer, and chief quality officer. Each of our rehabilitation hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, a director of therapy services, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our rehabilitation hospitals. We provide our facilities within our rehabilitation hospital segment with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits the staff at our rehabilitation hospitals to focus their time on patient care.
For a description of government regulations and Medicare payments made to our rehabilitation hospitals, see “Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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
Outpatient Rehabilitation
We are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,933 facilities throughout 39 states and the District of Columbia as of December 31, 2023. Our outpatient rehabilitation clinics are typically located in a medical complex or retail location. Our outpatient rehabilitation segment employed approximately 11,300 people as of December 31, 2023.
In our outpatient rehabilitation clinics, we provide physical, occupational, and speech rehabilitation programs and services. We also provide certain specialized programs such as functional programs for work related injuries, hand therapy, post-concussion rehabilitation, pelvic health rehabilitation, pediatric rehabilitation, cancer rehabilitation, and athletic training services. The typical patient in one of our outpatient rehabilitation clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, work related injuries, or post-operative orthopedic and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, and speech-language pathologists.
Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer, or health insurer who believes that a patient, employee, or member can benefit from the level of therapy we provide in an outpatient setting. Although individuals in all states may have some form of direct access to physical therapy services, the level of direct access varies based on provisions and limitations in each jurisdiction. In recent years, all states have enacted laws that allow individuals to seek outpatient physical rehabilitation services without a physician order. In our outpatient rehabilitation segment, for the year ended December 31, 2023, approximately 82% of our revenue comes from commercial payors, including healthcare insurers, managed care organizations, workers’ compensation programs, contract management services, and private pay sources. We believe that our services are attractive to healthcare payors who are seeking to provide high-quality and cost-effective care to their enrollees. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
For a description of government regulations and Medicare payments made to our outpatient rehabilitation services, see “Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”

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
Concentra
We are the largest provider of occupational health services in the United States based on the number of facilities. As of December 31, 2023, we operated 544 occupational health centers and 150 onsite clinics at employer worksites throughout 42 states. In some of our occupational health centers we also provide urgent care services. We deliver occupational health services, physical therapy, preventive care, consumer health and other direct-to-employer care in our occupational health centers, virtually through our telemedicine platform, and our onsite clinics located at the workplaces of our employer customers. Our Concentra segment employed approximately 11,400 people as of December 31, 2023.
We offer a range of employer-focused health services through our occupational health centers, telemedicine platform, and onsite clinics. Occupational health services include workers’ compensation injury and physical rehabilitation care as well as employer services consisting of substance abuse testing, physical exams, clinical testing and preventative care. Consumer health consists of patient-directed urgent care treatment of injuries and illnesses. Direct-to-employer services consist of the services described above, as well as advanced primary care at our onsite clinics.

Occupational health services refers to the diagnosis and treatment of work-related injuries (workers’ compensation), compliance services, such as preventive services, including pre-employment, fitness-for-duty, and post-accident physical examinations and substance abuse screening. Utilization is driven by the needs of labor-intensive industries such as transportation, distribution/warehousing, manufacturing, construction, healthcare, police/fire, and other occupations that have historically posed a higher than average risk of workplace injury or that require a workplace physical. Workers’ compensation is the form of insurance that provides medical coverage to employees with work-related illnesses or injuries.
Workers’ compensation is administered on a state-by-state basis and each state is responsible for implementing and regulating its own workers’ compensation program. Because workers’ compensation benefits are mandated by law and subject to extensive regulation, insurers, third-party administrators, and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, because programs vary by state, it is difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits across states. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates. For the year ended December 31, 2023, approximately 60% of our Concentra segment revenue came from workers’ compensation payers.
On January 3, 2024, the Company announced its intention to separate the Company’s Concentra business, with the intention to create a new, publicly traded company by the end of the fiscal year 2024.
Concentra Strategy
The key elements of our Concentra strategy are to:
Provide High-Quality Care and Service. We strive to provide a high level of service to our employer customers and their employees. We measure and monitor employer and employee satisfaction and focus on treatment programs to provide high-quality clinical outcomes in a consistent manner. Our programs and services have proven that aggressive treatment and management of workers injuries can more rapidly restore employees to better health which reduces workers’ compensation indemnity claim costs for our employer customers.
Focus on Occupational Health Services. Our history as an industry leader in the provision of occupational health services provides the platform for Concentra to grow this service offering. Complementary service offerings help drive additional growth in this business line.
Deep Customer Relationships. We partner with employers nationwide and Concentra’s diverse client base includes companies from multiple industries including wholesale and retail distribution, transportation, manufacturing, construction, restaurants, entertainment services and business and health services. In addition, Concentra has strong relationships with payors (insurance carriers and third-party claims administrators) built over time by tenured administrative and operational leaders. Concentra’s local management teams work closely and collaboratively with our customers’ local management to discuss business needs and outcomes and highlight new products and services to ensure we are delivering on our mutual goals. By establishing direct relationships with these customers, we seek to reduce overall costs of their workers’ compensation claims, while improving employee health, and getting their employees back to work.
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
Leading Operator in Distinct but Complementary Lines of Business. We believe that we are a leading operator in our business segments based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to referral sources, and helps us negotiate payor contracts. In our critical illness recovery hospital segment, we operated 107 critical illness recovery hospitals in 28 states as of December 31, 2023. In our rehabilitation hospital segment, we operated 33 rehabilitation hospitals in 13 states as of December 31, 2023. In our outpatient rehabilitation segment, we operated 1,933 outpatient rehabilitation clinics in 39 states and the District of Columbia as of December 31, 2023. In our Concentra segment, we operated 544 occupational health centers in 41 states as of December 31, 2023. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business segments.
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
Experience in Successfully Completing and Integrating Acquisitions. Since our inception in 1997 through 2023, we completed a number of significant acquisitions, including the acquisitions of Physiotherapy, Concentra, and U.S. HealthWorks. We believe that we have improved the operating performance of these businesses over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.
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

Sources of Revenue
The following table presents the approximate percentages by payor source of revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Revenue by Payor Source	2021	2022	2023
Medicare	22.9%	22.9%	22.3%
Commercial insurance(1)	36.2%	36.0%	36.1%
Workers’ Compensation	19.0%	19.6%	20.0%
Private and other(2)	20.4%	19.8%	19.4%
Medicaid	1.5%	1.7%	2.2%
Total	100.0%	100.0%	100.0%
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
Government Sources
Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2023, we operated 107 critical illness recovery hospitals, all of which were certified by Medicare as LTCHs. Also as of December 31, 2023, we operated 33 rehabilitation hospitals, all of which were certified by Medicare as IRFs. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our critical illness recovery hospitals and rehabilitation hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients covered under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”
Non-Government Sources
Our non-government sources of revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly.
Human Capital Management
Overview
At December 31, 2023, we had approximately 54,600 employees, including approximately 38,400 full-time and 16,200 part-time and per-diem employees. Our critical illness recovery hospital segment employees totaled approximately 16,600, rehabilitation hospital segment employees totaled approximately 12,800, outpatient rehabilitation segment employees totaled approximately 11,300, and Concentra segment employees totaled approximately 11,400. Approximately 2,500 of the remaining employees performed corporate management, administration, and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.
Our workforce is predominantly non-union, with less than 30 employees represented by one labor union. We consider our employee relations to be good and believe that our employees are essential contributors to our success. In some markets, the shortage of clinical personnel is a significant operating issue facing healthcare providers. Shortages of nurses and other clinical personnel, including therapists, may, from time to time, require us to increase use of more costly temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs.

Our hospitals are staffed by licensed physicians who are usually not employed by us. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time. Within our hospital divisions, approximately 15,000 practitioners are credentialed to treat and provide services to our patients. In addition, some physicians or group practices provide administrative and/or clinical services in our hospitals under contracts.
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
Select Medical's Human Capital and Compensation Committee undergoes an annual review of material compensation and human capital risk exposures, and reviews management's efforts to monitor and mitigate such exposures.
Talent Acquisition
We have several key strategies to attract and hire top talent across the markets that we serve. These strategies include robust employee referral programs, new hire incentives such as sign-on bonuses and loan repayment assistance, recruitment marketing through social media and our internal campaign technology, promotion of virtual and in-person hiring events and partnering with nursing and therapy schools for clinical rotations and hiring new graduate nursing and therapy clinicians with extended orientation. Our recruitment and selection processes seek to ensure that we hire employees who have the level of education, experience, and professional licensure that align with the organization’s strategic objectives.
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
We have also developed several programs to advance technical and clinical skills, enable career growth and improve retention for clinical and operational employees. Using our online learning platform, we have developed an extensive catalog of online learning classes for both instructor-led and asynchronous learning covering technical, professional, and management-related topics. To support mandatory educational requirements for our licensed clinicians, many of our clinical education courses are approved for continuing education units with the respective accrediting bodies.
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

Employee Engagement and Wellness
We demonstrate our care for our employees through our safety, benefit, and employee resource programs. We strive to create and sustain a culture of employee safety in each of our facilities.
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
In response to heightened threats of workplace violence faced by healthcare workers, we have formed a dedicated interdisciplinary task force focused on development of robust strategies to enhance workplace safety.
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
Select Medical Charitable Foundation
We have operated a private, non-profit charitable foundation known as the Select Medical Charitable Foundation since 2004. The Foundation is funded primarily by donations by our employees. The Foundation provides financial assistance to employees significantly impacted by natural disasters such as hurricanes, tornadoes, and wildfires. Eligibility is application-based with grant distribution determined by the Foundation Review Committee, comprised of colleagues across the organization. In 2023, the Foundation assisted our colleagues in Florida that were impacted by Hurricane Idalia.
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
Concentra
Our Concentra segment’s occupational health services and consumer health businesses face a highly fragmented and competitive environment. The primary competitors that provide occupational health services have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry are not substantial and Concentra’s current customers have the flexibility to move easily to new healthcare service providers, we believe that new competitors to Concentra can emerge relatively quickly. Furthermore, urgent care clinics in the local communities Concentra serves may provide services similar to those Concentra offers.

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
Medicare Enrollment and Certification
In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel, and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2023, all of the critical illness recovery hospitals we operated were certified by Medicare as LTCHs. As of December 31, 2023, all of the rehabilitation hospitals we operated were certified by Medicare as IRFs. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or “rehab agencies,” which operate as outpatient rehabilitation providers for the purposes of the Medicare program. Our Concentra occupational health centers furnishing outpatient services are generally enrolled in Medicare as suppliers.
Accreditation
Our critical illness recovery hospitals and our rehabilitation hospitals receive accreditation from TJC, DNV, CIHQ and/or CARF. As of December 31, 2023, all of the 107 critical illness recovery hospitals and all of the 33 rehabilitation hospitals we operated were accredited by TJC, DNV, or CIHQ. In addition, 27 of our rehabilitation hospitals have also received accreditation from CARF.
Workers’ Compensation
Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Revenue generated directly from workers’ compensation programs represented approximately 60% of our revenue from our Concentra segment, 15% of our revenue from our outpatient rehabilitation segment, 2% of our revenue from our rehabilitation hospital segment, and 1% of our revenue from our critical illness recovery hospital segment for the year ended December 31, 2023.
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
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. The table below shows the percentage of revenue generated directly from the Medicare program for each of our segments and our company as a whole for the fiscal years ended December 31, 2021, 2022, and 2023.

	Year Ended December 31,
Medicare Revenue by Segment	2021	2022	2023
Critical illness recovery hospital	37.1%	38.0%	36.5%
Rehabilitation hospital	48.6%	46.2%	47.2%
Outpatient rehabilitation	15.9%	15.6%	15.3%
Concentra	0.1%	N/M	0.1%
Total Company	22.9%	22.9%	22.3%
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
In response to the COVID-19 outbreak in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provided two temporary waivers regarding the site-neutral payment to LTCHs. The first waived the LTCH discharge payment percentage requirement for the cost reporting periods that include the emergency period. The second waived the application of the site neutral payment rate so that all LTCH cases admitted during the emergency period are paid the LTCH-PPS standard federal rate. These waivers ended when the public health emergency expired on May 11, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes” for further description of the CARES Act provisions.
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

Fiscal Year 2023.  On August 10, 2022, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). Certain errors in the final rule were corrected in documents published November 4, 2022 and December 13, 2022. The standard federal rate for fiscal year 2023 was set at $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 included a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also included an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, LTCH cases were paid at the standard federal rate during the public health emergency. With the end of the public health emergency on May 11, 2023, the site-neutral payment rate once again applies to patients admitted after that date that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $38,788, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
Fiscal Year 2024. On August 28, 2023, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023, through September 30, 2024). Certain errors in the final rule were corrected in documents published October 4, 2023 and November 9, 2023. The standard federal rate for fiscal year 2024 is $48,117, an increase from the standard federal rate applicable during fiscal year 2023 of $46,433. The update to the standard federal rate for fiscal year 2024 includes a market basket increase of 3.5%, less a productivity adjustment of 0.2%. The standard federal rate also includes an area wage budget neutrality factor of 1.0031599. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $59,873, an increase from the fixed-loss amount in the 2023 fiscal year of $38,518. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $42,750, an increase from the fixed-loss amount in the 2023 fiscal year of $38,788.
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
Fiscal Year 2024. On August 2, 2023, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023, through September 30, 2024).Certain errors in the final rule were corrected in a document published on October 4, 2023.The standard payment conversion factor for discharges for fiscal year 2024 was set at $18,541, an increase from the standard payment conversion factor applicable during fiscal year 2022 of $17,878. The update to the standard payment conversion factor for fiscal year 2024 included a market basket increase of 3.6%, less a productivity adjustment of 0.2%. CMS decreased the outlier threshold amount for fiscal year 2024 to $10,423 from $12,526 established in the final rule for fiscal year 2023.
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
As required under the Medicare Access and CHIP Reauthorization Act (“MACRA”), a 0.0% percent update will be applied each year to the fee schedule payment rates for therapy services provided in 2020 through 2025, subject to adjustments under MIPS and APMs. In 2026 and subsequent years, eligible professionals participating in APMs who meet certain criteria will receive annual updates of 0.75%, while all other professionals will receive annual updates of 0.25%. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. As required under the Consolidated Appropriations Act, 2023, the bonus payment will be 3.5% in 2025. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. To date, none of our outpatient rehabilitation providers participate in qualified APMs.
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
In the calendar year 2022 MPFS final rule, CMS announced that Medicare payments for the therapy specialty were expected to decrease 1% in 2022. After CMS issued the final rule, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which provided in Section 3 a one-time 3% increase in payments in calendar year 2022 to offset most of the 3.75% cut to payments for therapy services and other services paid under the MPFS. In the final rule, CMS also adopted its plan to transition the MIPS program to MIPS Value Pathways (“MVPs”). CMS began the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary.
In the calendar year 2023 MPFS final rule, CMS announced that it calculated the payment rates for the MPFS as if the 3% payment increase in calendar year 2022 from the Protecting Medicare and American Farmers from Sequester Cuts Act was never applied. The statute stated that the 3% payment increase for 2022 shall not be taken into account in determining the payment rates for subsequent years. As a result, physician fee schedule payments were expected to decrease 4.5% in 2023. CMS stated in the final rule that it expected that its policies for 2023 would result in a 1% decrease in Medicare payments for the therapy specialty, but this decrease did not account for the effects of the end of the 3% payment increase from 2022. However, Congress passed the Consolidated Appropriations Act, 2023, which required the Secretary to increase 2023 physician fee schedule payments by 2.5% and 2024 payments by 1.25%. As a result, payments under the 2023 MPFS physician fee schedule decreased by 2% in 2023. Medicare payments were also due to decrease by an additional 4% in 2023 due to mandatory cuts required under the PAYGO Act of 2010. The Consolidated Appropriations Act, 2023, further delays PAYGO until 2025. The calendar year 2023 final rule also included further development of MVPs. First, CMS revised the first set of seven MVPs that it adopted in the calendar year 2022 final rule. CMS removed certain improvement activities from these seven MVPs and added other quality measures for voluntary reporting by participants in these MVPs. In addition, CMS added five new MVPs that were available for voluntary reporting for the calendar year 2023 performance period.
In the calendar year 2024 MPFS final rule, CMS calculated the payment rates without the 2.5% payment increase to calendar year 2023 rates from the Consolidated Appropriations Act of 2023, but with the 1.25% payment increase to calendar year 2024 rates from that legislation. As a result of the lower statutory payment increase for calendar year 2024 and a negative 2.20% budget neutrality adjustment associated with changes to the relative value units, physician fee schedule payments are expected to decrease in 2024. CMS expects that its final policies for 2024 will result in a 3% decrease in Medicare payments for the therapy specialty. CMS also adopted changes to the quality payment program, including the transition from MIPS to the MVPs. First, CMS revised the existing set of 12 MVPs that it previously adopted in the calendar year 2022 and 2023 final rules. CMS removed certain improvement activities from these MVPs and added other quality measures for MVP participants to choose from for data reporting. CMS also consolidated two of the existing MVPs into a single primary care MVP. Finally, CMS added five new MVPs. According to CMS, the new Rehabilitative Support of Musculoskeletal Care MVP will be most applicable to clinicians who specialize in rehabilitation support for musculoskeletal care, including physical therapists and occupational therapists. These new MVPs are available for voluntary reporting for the calendar year 2024 performance period.
Therapy Caps
Outpatient therapy providers reimbursed under the MPFS have historically been subject to annual limits for therapy expenses. The Bipartisan Budget Act of 2018 repealed the annual limits on outpatient therapy, but the law preserves the former therapy cap amounts as thresholds above which claims must include a modifier as a confirmation that services are medically necessary as justified by appropriate documentation in the medical record. For calendar year 2022, this modifier threshold amount is $2,150. The $2,150 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. For calendar year 2023, the modifier threshold amount was $2,230. For calendar year 2024, CMS set the modifier threshold amount at $2,330. This amount is indexed annually by the Medicare Economic Index. Claims for services over the modifier threshold amounts without the modifier are denied. Along with the modifier threshold, the Bipartisan Budget Act of 2018 retained the targeted medical review process that was established in the Medicare Access and CHIP Reauthorization Act of 2015. For calendar year 2018 through calendar year 2028, all therapy claims exceeding $3,000 are subject to a targeted manual medical review process. The $3,000 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. Beginning in 2028 and in each calendar year thereafter, the threshold amount for claims requiring targeted manual medical review will increase by the percentage increase in the Medicare Economic Index.

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
The calendar year 2024 MPFS final rule did not contain any policy changes concerning the modifiers for services provided by physical therapy and occupational therapy assistants. However, the final rule included one change to Medicare policies relating to supervision of services provided by physical therapy assistants and occupational therapy assistants.In the final rule, CMS established a general supervision policy for remote therapeutic monitoring services provided by physical therapy assistants and occupational therapy assistants in private practice settings.
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
Medicaid Reimbursement of LTCH and IRF Services
The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Revenue generated directly from the Medicaid program represented approximately 5% of our critical illness recovery hospital segment revenue and 2% of our rehabilitation hospital segment revenue for the year ended December 31, 2023.
Other Healthcare Regulations
Federal Healthcare Program Changes in Response to the COVID-19 Pandemic
The Secretary of Health and Human Services (“HHS”) authorized a number of waivers or modifications of certain requirements under Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act in response to the COVID-19 outbreak in the United States. However, most of these waivers ended when the COVID-19 public health emergency expired on May 11, 2023. For a description of such waivers and modifications, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”

Medicare COVID-19 Vaccination Mandate for Health Care Staff
On November 5, 2021, CMS issued an interim final rule amending the Medicare conditions of participation for twenty-one provider types, including hospitals, to require that Medicare and Medicaid-certified providers implement COVID-19 vaccination requirements for their staff. On June 5, 2023, CMS published a final rule that withdrew the health care staff COVID-19 vaccination requirements, effective as of August 4, 2023. Moreover, CMS announced that surveyors would stop assessing for compliance with the vaccination requirements on June 5, 2023.
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
Under the transparency and program integrity provisions of the Affordable Care Act (“ACA”), the exception to the federal self-referral law (the “Stark Law”) that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2023, we operated six hospitals that are owned in-part by physicians.
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

Fraud and Abuse Enforcement
Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid, and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment, and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in recent years, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. Revisions to the False Claims Act enacted in 2009 expanded significantly the scope of liability, provided for new investigative tools, and made it easier for whistleblowers to bring and maintain False Claims Act suits on behalf of the government. See “Item 3.    Legal Proceedings.”
From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services (“OIG”) issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan, and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs, or outpatient rehabilitation services or providers. For example, the OIG work plan includes reviews to (1) determine whether Medicare appropriately paid inpatient hospital claims for mechanical ventilation services, (2) conduct a nationwide audit of IRF claims, (3) determine whether recipients of Provider Relief Fund payments complied with Federal requirements and the terms and conditions for reporting and spending such payments, and (4) determine whether hospital price transparency information required by CMS is readily available. We monitor government publications applicable to us to supplement and enhance our compliance efforts.
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
Provider-Based Status
The designation “provider-based” refers to circumstances in which a subordinate facility (such as a separately certified Medicare provider, a department of a provider, or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2023, we operated 19 critical illness recovery hospitals and nine rehabilitation hospitals that were treated as provider-based satellites of certain of our other facilities. In addition, 279 of the outpatient rehabilitation clinics we operated were provider-based and operated as departments of the rehabilitation hospitals we operated. We also provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

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
During the COVID-19 public health emergency, the Department of Health and Human Services issued four Notifications of Enforcement Discretion announcing that HIPAA rules would not be applied to certain activities related to the response to COVID-19. For example, one of the Notifications of Enforcement Discretion promoted the use of telehealth by waiving HIPAA penalties for providers that used telehealth in good faith during the public health emergency. However, these Notifications of Enforcement Discretion related to HIPAA ended on May 11, 2023, when the public health emergency expired.
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
In addition to the new reporting requirements, the IMPACT Act outlined a process for the potential development of a unified PAC PPS. The IMPACT Act does not require CMS to adopt a unified PAC PPS, nor does it provide CMS with specific authority to implement a new payment system. However, the IMPACT Act does require HHS and MedPAC to submit a series of reports to Congress with recommendations and a technical prototype for a PAC PPS. These recommendations and prototypes could become the basis of future legislation that would create a unified PAC PPS to replace some or all of the existing Medicare payment systems for LTCHs, IRFs, SNFs, and HHAs. MedPAC submitted the first report to Congress in June 2016. The report included recommended features for a unified PAC payment system based on the Post-Acute Payment Reform Demonstration (“PAC-PRD”). In July 2022, HHS submitted its report to Congress with a technical prototype for a united PAC PPS developed around criteria stated in the IMPACT Act. Under this payment system prototype, a Medicare beneficiary would be assigned to one of 32 Unified PAC Clinical Groups (“UPCGs”) and to a PAC Case-Mix Group (“P-CMG”) specific to the UPCG. The combination of the assigned UPCG and P-CMG would determine the base payment weight, which is then adjusted according to certain factors, including beneficiary comorbidities and provider type. There are three general categories of UPCGs in the prototype which are intended to represent the patient’s primary reason for needing PAC care: (1) Rehabilitation and Therapy-Focused, (2) Medical and Diagnosis-Focused, and (3) Medication Management, Teaching and Assessment. Each UPCG has its own P-CMGs to differentiate patients based on their clinical characteristics and relative costliness. The report states that universal implementation of a unified PAC PPS cannot be accomplished under CMS’s existing statutory authority. By June 30, 2023, MedPAC was required to submit an additional report to Congress with recommendations and a technical prototype for a new PAC payment system that would satisfy the same criteria HHS was directed to use. MedPAC issued a report in June 2023 with its final analysis and recommendations on the design of a unified PAC PPS. MedPAC concluded that a unified PAC PPS is feasible,but would disproportionately impact payments for certain PAC provider types, particularly LTCHs. MedPAC believes designing a unified PAC PPS would be relatively straightforward, but it would be more complicated to develop and implement such a payment system. According to MedPAC, a unified PAC PPS would also require companion policies, including changes to cost sharing requirements, a value-based incentive program, and uniform Medicare conditions of participation.
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
CMS revised the price transparency regulations in the calendar year 2024 Outpatient Prospective Payment System final rule. Effective January 1, 2024, hospitals will be required to display pricing information in a standardized format that conforms to a CMS template, data specifications, and data dictionary. Other changes are intended to improve the accessibility of the pricing data. Hospitals will also be required to provide an affirmation statement confirming that the pricing information is up-to-date and accurate. In addition, CMS expanded its price transparency enforcement tools, including a required acknowledgement by hospitals of any notice of violations of the price transparency rules, the ability for CMS to notify health system leadership of provider violations, and the potential for CMS to publish on it website information regarding hospitals’ violations of the price transparency rules.
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
The Texas Medical Association filed a lawsuit against HHS arguing that the rule requiring an arbitrator to rely on the QPA during arbitration was inconsistent with the No Surprises Act and did not go through the proper notice and comment process. The judge agreed with the Texas Medical Association and vacated parts of the final rule. Following this decision, HHS issued a revised final rule on August 26, 2022. The rule removed the rebuttable presumption that the QPA is the appropriate payment amount, but the QPA is still the first payment rate that IDR entities must consider. On September, 22, 2022, the Texas Medical Association filed another lawsuit against HHS challenging this revised rule on the basis that the QPA is still the benchmark rate despite HHS’s elimination of the rebuttable presumption. In a February 6, 2023 decision, the court again sided with the Texas Medical Association and vacated portions of the August 2022 final rule. On November 30, 2022, the Texas Medical Association filed a third lawsuit arguing that the rules artificially deflated the amount used in arbitration to decide the appropriate out-of-network rate and therefore violated the plain text of the law. On August 24, 2023, the Texas Medical Association was successful in this third suit and the district court vacated the challenged regulations and guidance. Finally, the Texas Medical Association was successful in a fourth lawsuit when the judge vacated portions of the rule that allowed steep increases in fees for physicians seeking arbitration with insurers and that limited the ability of providers to “batch” related claims for arbitration.
In the wake of these court decisions, CMS paused certain functions of the IDR process until additional instructions are provided. CMS reopened the portal for filing some new single and bundled disputes on October 6, 2023. However, CMS and the other federal agencies are still working to re-open the portal for all batched disputes.
In addition, HHS issued two proposed rules. First, in a September 26, 2023 proposed rule, HHS proposed to increase the IDR fee from $50 to $150, per party per dispute. Second, in a proposed rule published on November 3, 2023, HHS proposed new rules for the batching of claims for IDR. The rules would limit batching to 25 items or services in a single dispute.Other proposed provisions would expedite the processing of disputes by IDR entities.

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
Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of February 22, 2024:

Name	Age	Position
Robert A. Ortenzio	66	Executive Chairman and Co-Founder
Rocco A. Ortenzio	91	Vice Chairman and Co-Founder
David S. Chernow	66	Chief Executive Officer
Martin F. Jackson	69	Senior Executive Vice President, Strategic Finance and Operations
Michael F. Malatesta	54	Executive Vice President and Chief Financial Officer
John A. Saich	55	President
Thomas P. Mullin	40	President
Michael E. Tarvin	63	Senior Executive Vice President, General Counsel and Secretary
Brian R. Rusignuolo	48	Executive Vice President and Chief Information Officer
Christopher S. Weigl	40	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	54	Senior Vice President, Compliance and Audit
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
David S. Chernow serves as our Chief Executive Officer. Previously, he served as President and Chief Executive Officer from January 2014 to October 2023 and as President from September 2010 to January 2014. Mr. Chernow served as a director of the Company from January 2002 until February 2005 and from August 2005 until September 2010. Mr. Chernow also serves on the Board of Directors of Concentra Group Holdings Parent. From May 2007 to February 2010, Mr. Chernow served as the President and Chief Executive Officer of Oncure Medical Corp., one of the largest providers of free-standing radiation oncology care in the United States. From July 2001 to June 2007, Mr. Chernow served as the President and Chief Executive Officer of JA Worldwide, a nonprofit organization dedicated to the education of young people about business (formerly, Junior Achievement, Inc.). From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded American Oncology Resources in 1992 and served as its Chief Development Officer until the time of the merger with Physician Reliance Network, Inc., which created US Oncology, Inc. in 1999.

Martin F. Jackson has served as our Senior Executive Vice President of Strategic Finance and Operations since October 2023. Previously, he was Executive Vice President and Chief Financial Officer from February 2007 to October 2023, and Senior Vice President and Chief Financial Officer from May 1999 to February 2007. Mr. Jackson also serves on the Board of Directors of Concentra Group Holdings Parent. Mr. Jackson previously served as a Managing Director in the Health Care Investment Banking Group for CIBC Oppenheimer from January 1997 to May 1999. Prior to that time, he served as Senior Vice President, Health Care Finance with McDonald & Company Securities, Inc. from January 1994 to January 1997. Prior to 1994, Mr. Jackson held senior financial positions with Van Kampen Merritt, Touche Ross, Honeywell and L’Nard Associates.
Michael F. Malatesta has served as our Executive Vice President and Chief Financial Officer since October 2023. Previously, he was Senior Vice President of Finance from November 2013 to October 2023. Before that, Mr. Malatesta held the positions of Vice President of Outpatient Finance from October 2010 to November 2013, Outpatient Controller from 2002 to 2010, and Director of Outpatient Revenue Accounting from 2000 to 2002. He began his career at the Company in 1999 as an Accounting Manager for NovaCare Rehabilitation. Prior to joining the Company, Mr. Malatesta held financial roles at Tenet Healthcare, Health Partners Insurance of Philadelphia and the Graduate Health System. He is a certified public accountant and began his career in public accounting at Deloitte & Touche LLP.
John A. Saich has served as our President since October 2023. Previously, he held the positions of Executive Vice President and Chief Administrative Officer from October 2018 to October 2023, and Executive Vice President and Chief Human Resources Officer from December 2010 to September 2018. He served as our Senior Vice President, Human Resources from February 2007 to December 2010. He served as our Vice President, Human Resources from November 1999 to January 2007. He joined the Company as Director, Human Resources and HRIS in February 1998. Previously, Mr. Saich served as Director of Benefits and Human Resources for Integrated Health Services in 1997 and as Director of Human Resources for Continental Medical Systems, Inc. from August 1993 to January 1997.
Thomas P. Mullin has served as President since October 2023. Previously, he was our Executive Vice President of Hospital Operations from August 2020 to October 2023, President of the Specialty Hospital Divisions from November 2018 to August 2020, and Chief Operating Officer of Specialty Hospitals from January 2018 to November 2018. He served as Chief Operating Officer of our CIRH Division from October 2016 to January 2018. Mr. Mullin served as Senior Vice President, Business and Market Development in our CIRH Division from July 2015 to September 2016. He served as Regional Vice President in our CIRH Division from September 2014 to July 2015. He held other positions in our CIRH Division from June 2008 to September 2014.
Michael E. Tarvin has served as our Senior Executive Vice President, General Counsel and Secretary since October 2023. Previously, he was Executive Vice President, General Counsel and Secretary from February 2007 to October 2023. Mr. Tarvin held the positions of Senior Vice President, General Counsel and Secretary from November 1999 to February 2007, and Vice President, General Counsel and Secretary from February 1997 to November 1999. He was Vice President—Senior Counsel of Continental Medical Systems from February 1993 until February 1997. Prior to that time, he was Associate Counsel of Continental Medical Systems from March 1992. Mr. Tarvin was an associate at the Philadelphia law firm of Drinker Biddle & Reath LLP from September 1985 until March 1992.
Brian R. Rusignuolo has served as our Executive Vice President and Chief Information Officer since January 2021. Previously, he was Senior Vice President and Chief Information Officer from December 2012 to January 2021. Mr. Rusignuolo held the positions of Senior Vice President, Information Security from October 2011 to December 2012, and Vice President, Information Security from January 2010 to October 2011. Prior to becoming an officer of the Company, he held a variety of leadership positions in the Company’s Information Systems Department beginning in January 2001. Earlier in his career, he was an Environmental Scientist for DynCorp and a Park Ranger for the National Park Service. Mr. Rusignuolo is committed to serving others as a member and leader of professional and community organizations including, the Technology Council of Central Pennsylvania, the IT Board of Advisors of Harrisburg University of Science and Technology, and the Penn State Harrisburg IT Advisory Board.
Christopher S. Weigl is a certified public accountant who has served as our Senior Vice President, Controller & Chief Accounting Officer since March 2023. Prior to that, he served as our Senior Vice President of Corporate Accounting Services from August 2022 through February 2023. He served as the Vice President of Finance and Accounting Operations of MedStar Health Inc. from June 2016 to July 2022. Prior to that, he was employed by PricewaterhouseCoopers LLP from September 2005 to June 2016, most recently in the role of Assurance Senior Manager.
Robert G. Breighner, Jr. has served as our Senior Vice President of Compliance and Audit since October 2023. Previously, he was Vice President, Compliance and Audit Services from August 2003 to October 2023, and Director of Internal Audit from November 2001 to August 2003. Before joining the Company, Mr. Breighner was with Susquehanna Pfaltzgraff Co. where he held a variety of leadership roles, including Director of Internal Audit.

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
Revenues from providing services to patients covered under the Medicare program represented approximately 23%, 23%, and 22% of our revenue for the years ended December 31, 2021, 2022, and 2023, respectively.
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
Healthcare spending in the U.S. could be negatively affected in the event of a downturn in economic conditions. For example, patients who have lost their jobs or healthcare coverage may no longer be covered by an employer-sponsored health insurance plan and patients reducing their overall spending may elect to decrease the frequency of visits to our facilities or forgo elective treatments or procedures, thereby reducing demand for our services. A reduction in workforce may also lead to declines in workers’ compensation claims, which may adversely affect Concentra’s business. Approximately 60% of Concentra’s revenue was generated from the treatment of workers’ compensation claims in 2023.
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
Our critical illness recovery hospitals and our rehabilitation hospitals are highly dependent on nurses, our outpatient rehabilitation division is highly dependent on therapists for patient care, and Concentra is highly dependent upon the ability of its affiliated professional groups to recruit and retain qualified physicians and other licensed providers to provide services to our existing occupation health centers and onsite health clinics. The market for qualified healthcare professionals is highly competitive. Difficulties in attracting and retaining qualified healthcare personnel can limit our ability to staff our facilities. It has also led us to use agency clinical staff in our facilities, which can increase our costs and lower our margins. Additionally, the cost of attracting, training, and retaining qualified healthcare personnel may be higher than historical trends and, as a result, our profitability could decline.

While we have historically experienced some level of ordinary course employee turnover, the continuing impact of the COVID-19 pandemic and its aftermath have exacerbated labor shortages and increased employee turnover. Increased employee turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand, increased compensation and bonuses to attract and retain employees, and incremental training costs.
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
Public health threats such as a global pandemic, or widespread outbreak of infectious disease, similar to the COVID-19 pandemic, may create uncertainties about our future operating results and financial conditions.

Public health threats, such as the ongoing effects of COVID-19 or any other pandemic, may have an impact on our business and results of operations, financial position, and cash flows. Prolonged volatility or significant disruption of global financial markets due in part to a public health threat could have a negative impact on our business and overall financial position. Other factors and uncertainties include, but are not limited to, adverse impacts on patient volumes and revenue, increased operational costs associated with operating during and after a pandemic; evolving macroeconomic factors, including general economic uncertainty, increased labor costs, and recessionary pressures; capital and other resources needed to respond to a pandemic; along with the severity and duration of a pandemic. These risks and their impacts are difficult to predict and could continue to otherwise disrupt and adversely affect our operations and our financial performance.

Our critical illness recovery hospitals and rehabilitation hospitals may continue to experience constrained staffing levels and increased operating costs resulting from increased usage of contract clinical labor due to the overwhelming need for healthcare professionals, particularly in areas that are heavily impacted by the COVID-19 pandemic. As a result of the COVID-19 pandemic and its aftermath, our hospitals have experienced and continue to experience more variable demand for its services as well as increases in costs relating to less efficient operating procedures, increased cost of supplies, and increased salaries, wages and benefits.

Unfavorable global economic conditions brought about by material global crises, military conflicts or war, geopolitical and trade disputes or other factors, may adversely affect our business and financial results.

Our business may be sensitive to global economic conditions, which can be adversely affected by political and military conflict, trade and other international disputes, significant natural disasters (including as a result of climate change) or other events that disrupt macroeconomic conditions.

For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and may adversely affect our business. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations.

Further, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and Israel and Palestine) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.

If Concentra loses several significant employer customers, payor partners, or relationships with workers’ compensation provider networks and employer services networks, its results may be adversely affected.

Concentra has strong and longstanding relationships with major employer customers, payors, workers’ compensation provider networks and third-party employer services networks. Concentra’s results may decline if we lose several significant employer customers, payor relationships, or ability to participate in networks. One or more of Concentra’s significant employer customers, payors, or networks could be acquired. As employer customers, payor partners and networks make strategic business decisions in response to market conditions, financial pressure, competitive pricing pressures or other reasons, they may choose to discontinue their relationship with us. The loss of several significant employer customers, payor or network relationships could cause a material decline in Concentra’s profitability and operating performance.
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
CMS finalized a record increase to the high cost outlier fixed loss amount for LTCH-PPS standard Federal payment rate cases in FY 2024 and, unless there are significant reforms, the fixed loss amount will likely increase again in FY 2025, which will result in fewer cases qualifying for high cost outlier payments and often lower payments for the cases that do qualify.
Under the LTCH-PPS, CMS makes additional payments to LTCHs for high cost outlier cases that have extraordinarily high costs relative to the costs of most discharges. Each year, CMS sets a fixed loss amount that represents the maximum loss an LTCH will incur for a case before qualifying for a high cost outlier payment. For each case, CMS determines the high cost outlier threshold, which is an amount equal to the LTCH-PPS adjusted Federal payment for the case, plus the fixed loss amount. Payments for qualifying high cost outlier cases are based on 80% of the estimated cost of the case above the high cost outlier threshold. When CMS increases the fixed loss amount, our LTCHs have fewer cases that qualify for outlier payments and often lower payments for the cases that do qualify. In the FY 2024 IPPS/LTCH Proposed Rule, CMS proposed an unprecedented increase to the fixed loss amount, from $38,518 to $94,378. In the FY 2024 IPPS/LTCH-PPS Final Rule, CMS set the fixed loss amount at $59,873 after considering comments and making some methodological changes. Although this was a lower fixed loss amount than initially proposed, it was still the largest one-year increase to the fixed loss amount for the LTCH-PPS. There are several factors that have likely caused the recent increases to the fixed loss amount, including the COVID-19 pandemic, the LTCH-PPS dual payment rate structure with the site neutral payment rate, and inflation. These factors may continue to impact the LTCH-PPS rate setting in future years, including the upcoming FY 2025 rate setting for the Federal fiscal year that begins on October 1, 2024. As a result, there is a risk that CMS will continue to increase the fixed loss amount, which would reduce the Medicare payment for many of the most costly patients treated at our LTCHs.
The effects of the COVID-19 pandemic on the dataset CMS uses for rate setting is one factor that is contributing to the recent increases to the LTCH-PPS high cost outlier fixed loss amount for standard Federal payment rate cases. The standard methodology CMS uses to calculate the fixed loss amount is based on claims data that are two years old and cost report data that are three years old. Therefore, even though the COVID-19 public health emergency ended on May 11, 2023, the data used to calculate the fixed-loss amount will continue to be affected by abnormal LTCH utilization and case-mix that occurred during the COVID-19 pandemic until June 2026. As long as CMS uses data impacted by the COVID-19 public health emergency and associated waivers, the fixed loss amount will reflect increased costs and utilization patterns that were unique to the pandemic.
Another contributing factor to the recent increases to the fixed loss amount is the dual payment rate structure of the LTCH-PPS. CMS has not accounted for the effects of the dual payment rate structure on high cost outliers. The site neutral payment rate has significantly reduced the number of standard Federal payment rate cases in the dataset used for setting the fixed loss amount and has caused some operators to close LTCHs, which further reduces the dataset. The site neutral payment rate also has led to more concentration of patients assigned to DRGs likely to meet the patient criteria. Despite these changes to the LTCH-PPS, CMS has not modified its high cost outlier rate setting process to account for their effects.
Finally, recent increases to the fixed loss amount may be attributable to rising inflation in the United States, and in the healthcare sector specifically. LTCHs have been subject to relatively large increases in labor, supply, and drug costs in recent years. However, CMS has not directly accounted for these cost increases when calculating the fixed loss amount. If CMS does not address these factors, it is likely that the fixed loss amount for FY 2025 will increase further, which will reduce the Medicare payment for high cost outlier cases.
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
As of December 31, 2023, we operated 107 critical illness recovery hospitals, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care hospital IPPS at rates generally lower than the rates under the LTCH-PPS.
CMS issued temporary waivers that exempt LTCHs from the 25 day average length of stay requirement for all cost reporting periods that include the COVID-19 pandemic public health emergency. Medicare cost reporting periods for our LTCHs that begin after May 11, 2023, will again be required to comply with this rule. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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
Our outpatient rehabilitation clinics receive payments from the Medicare program under the Medicare physician fee schedule. In the calendar year 2024 physician fee schedule final rule, CMS announced that Medicare payments for the therapy specialty are expected to decrease 3% in 2024. Congress passed the Health Extenders, Improving Access to Medicare, Medicaid, and CHIP, and Strengthening Public Health Act of 2022, which provided a one-time 2.5% increase in payments in calendar year 2023 to offset some of the 4.5% cut to payments for therapy and other services paid under the physician fee schedule that otherwise would have occurred in calendar year 2023, and a one-time 1.25% increase in payments in calendar year 2024. However, these one-time increases have only partially offset CMS’s cuts to the physician fee schedule conversion factor. Even with the statutory 1.25% increase, the calendar year 2024 conversion factor is still 3.4% less than the calendar year 2023 conversion factor.

In addition, the Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the physician fee schedule be adjusted starting in 2019 based on performance in a MIPS and additional incentives for participation in APMs. The specifics of the MIPS and incentives for participation in APMs will be subject to future notice and comment rule-making. In 2019, CMS added physical and occupational therapists to the list of MIPS eligible clinicians. For these therapists in private practice, payments under the fee schedule are subject to adjustment in a later year based on their performance in MIPS according to established performance standards. Calendar year 2021 was the first year that payments were adjusted, based upon the therapist’s performance under MIPS in 2019. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. As required under the Consolidated Appropriations Act, 2023, the bonus payment will be 3.5% in 2025. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. Providers in facility-based outpatient therapy settings are excluded from MIPS eligibility and therefore not subject to this payment adjustment. It is unclear what impact, if any, the MIPS and incentives for participation in alternative payment models will have on our business and operating results, but any resulting administrative burden or decrease in payment may reduce our future revenue and profitability.
In the calendar year 2022 physician fee schedule final rule, CMS also adopted its plan to transition the MIPS program to MVPs. CMS began the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. In the calendar year 2023 physician fee schedule final rule, CMS revised the initial set of MVPs and added five new MVPs. In the same final rule, CMS added five new MVPs including the Rehabilitative Support of Musculoskeletal Care MVP that will be applicable to physical therapists and occupational therapists. Beginning in 2026, multispecialty groups must form subgroups to report MVPs. CMS plans to develop more MVPs from 2024 to 2027 and is considering that MVP reporting would become mandatory in 2028. Each MVP would include population health claims-based measures and require clinicians to report on the Promoting Interoperability performance category measures. In addition, MVP participants would select certain quality measures and improvement activities and then report data for such measures and activities. At this time, it is unclear the impact that the transition to MVPs will have on our business and operating results, however, any resulting administrative burden or decrease in reimbursement rates may reduce our future revenue and profitability.
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
Additionally, in Concentra’s employer services business, while we can directly set the price for these services, the market rates for this portion of Concentra’s business are substantially lower than the fees we receive for workers’ compensation services. The average rate of reimbursement per visit could increase at rates lower than the rate of inflation in our costs and could cause us to have decreases in the rate of profitability we receive for services that are provided.

In addition to the risks we face in Concentra’s occupational health services business, we also face competitive and market pressures in Concentra’s onsite health clinics that may constrain our ability to raise our pricing for services in a manner that is commensurate with the increases in our costs.
If our rehabilitation hospitals fail to comply with the 60% Rule or admissions to IRFs are limited due to changes to the diagnosis codes on the presumptive compliance list, our revenue and profitability may decline.
As of December 31, 2023, we operated 33 rehabilitation hospitals, all of which were certified by Medicare as IRFs. Our rehabilitation hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF’s total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the “60% Rule.” Compliance with the 60% Rule is demonstrated through a two-step process. The first step is the “presumptive” method, in which patient diagnosis codes are compared to a “presumptive compliance” list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility’s medical records to assess compliance.

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
CMS issued temporary waivers in response to the COVID-19 pandemic that allowed IRFs, IRF units and hospitals and units applying to be classified as IRFs to exclude patients admitted solely to respond to the public health emergency from the 60% Rule. These waivers expired on May 11, 2023, when the COVID-19 public health emergency ended and admissions to our IRFs are once again counted for purposes of the 60% Rule. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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
Beginning August 21, 2023, CMS implemented a five-year review choice demonstration (“RCD”) for IRF services in Alabama. CMS plans to expand RCD to Pennsylvania, Texas, and California, but the timing of this expansion is not known. We operate inpatient rehabilitation hospitals in Pennsylvania, Texas and California. CMS has announced it will expand RCD to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. That percentage will initially be 80% or greater and eventually increase to 90% or greater in subsequent review cycles. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. RCD does not create new documentation requirements. We cannot predict the impact, if any, the RCD may have on the collectability of our Medicare claims over its five-year term and ultimately our financial position, results of operations, and cash flows.
On September 15, 2022, the HHS-OIG updated its work plan to conduct a nationwide audit of IRF claims in order to determine the extent to which CMS could clarify the Medicare IRF claim payment criteria. The HHS-OIG expects to issue a report on this in fiscal year 2024. An HHS-OIG work plan, audit or similar future efforts could result in proposed changes to the payment systems for providers or increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.
CMS has also instructed Medicare Administrative Contractors to conduct targeted probe and educate reviews of providers, in which the contractors select providers for up to three rounds of claim reviews. The contractor provides education to the provider after each round of review regarding any identified issues. These reviews can be conducted post-payment, but the contractors can also subject providers to pre-payment review of claims. In addition to the additional costs and burdens discussed above, providers can be further subject to withholding of Medicare payments during this review process.
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

CMS has increased several quality reporting program data completion thresholds for certain provider types. Failure to meet a quality program data completion threshold may result in CMS reducing the provider’s Medicare payments by 2%. The FY 2024 SNF PPS Final Rule increased the SNF QRP data completion threshold from 80% to 90% for Minimum Data Set data items beginning with the CY 2024 data collection period. The FY 2024 IPPS/LTCH Final Rule similarly increased the LTCH QRP data completion threshold for LTCH Continuity Assessment Record and Evaluation Data Set submissions from 80% to 85% effective for the CY 2024 data collection period. Increasing the data completion thresholds reduces the margin for error when submitting quality reporting program data and increases the risk of CMS applying a 2% penalty to our facilities’ Medicare payments.
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
Physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions and claims alleging professional malpractice, general liability for property damage, personal and bodily injury, violations of federal and state employment laws, often in the form of wage and hour class action lawsuits, and liability for data breaches. Many of these actions involve large claims and significant defense costs and sometimes, as in the case of wage and hour class actions, are not covered by insurance. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Item 3.    Legal Proceedings.” and Note 20 – Commitments and Contingencies in our audited consolidated financial statements.
We currently maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or are operated through a joint venture. For our wholly owned hospital and outpatient clinic operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $37.0 million for professional malpractice liability insurance and $40.0 million for general liability insurance. For our Concentra center operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $29.0 million for professional malpractice liability and $29.0 million for general liability insurance. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For our joint venture operations, we have designed a separate insurance program that responds to the risks of specific joint ventures. Most of our joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. We also maintain additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability insurance, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages so coverage is available to the extent insurance under the law of any applicable jurisdiction and are subject to various deductibles and policy limits. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. See “Business—Government Regulations—Other Healthcare Regulations”

Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.
Our executives and directors, beneficially own, in the aggregate, approximately 17.53% of Holdings’ outstanding common stock as of February 1, 2024. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs, and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

Risks Related to Our Capital Structure
Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
We have a substantial amount of indebtedness. As of December 31, 2023, we had approximately $3,658.0 million of total indebtedness. Our indebtedness could have important consequences to you. For example, it:
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
Our credit agreement contains several covenants such as limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Our revolving facility also requires us to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA as defined in the agreements governing our credit facilities), which is tested quarterly. Failure to comply with any of these covenants would result in an event of default under our credit facilities.
As of December 31, 2023, we were required to maintain our leverage ratio (the ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 7.00 to 1.00. At December 31, 2023, our leverage ratio was 4.54 to 1.00.
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
Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above, especially in the current rising interest rate environment.
We and our subsidiaries may be able to incur additional indebtedness in the future. Although our credit facilities and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2023, we had $434.2 million of availability under our revolving facility (as defined below) (after giving effect to $280.0 million of outstanding borrowings and $55.8 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.
Further, the U.S. Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our operating costs would increase, which could reduce our net income.
We may be unable to refinance our debt on terms favorable to us or at all, which would negatively impact our business and financial condition.
We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. While we intend to refinance all of our indebtedness before it matures, there can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing will be on terms as favorable to us as the terms of the maturing indebtedness or, if the indebtedness cannot be refinanced, that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on our maturing indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. If we are unable to refinance our indebtedness at or before maturity or otherwise meet our payment obligations, our business and financial condition will be negatively impacted, and we may be in default under our indebtedness. Any default under our credit facilities would permit lenders to foreclose on our assets and would also be deemed a default under the Indenture governing our 6.250% senior notes, which may also result in the acceleration of that indebtedness.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 1B.    Unresolved Staff Comments.
    None.

Item 1C.    Cybersecurity.
The proper confidentiality, integrity, and availability of the Company’s information systems are critical to the business. Securing the Company’s business information, customer, patient and employee data, and technology systems is essential for the continuity of its businesses, meeting applicable regulatory requirements, and maintaining the trust of its stakeholders. As part of its enterprise risk management program, the Company has processes in place to assess, identify, and manage material business, operational and legal risks from cybersecurity threats. Such risks include business disruption, fraud, extortion, reputational harm, violations of laws and regulations, litigation, and harm to employees, patients, customers and business partners.

Cybersecurity Program Overview

The Company’s cybersecurity program is structured around the cybersecurity framework (“Cybersecurity Framework”) of the National Institute of Standards and Technology (“NIST”), an agency of the U.S. Department of Commerce. The Cybersecurity Framework provides best practices to prevent, detect, identify, respond to, and recover from cyber-attacks. The Company’s cybersecurity program involves establishing information security policies, procedures and standards, investing in and implementing information protection processes, security measures and technologies, ongoing monitoring of systems and networks on which the Company relies, assessing cybersecurity risk profiles of key third-parties, implementing cybersecurity training and collaborating with public and private organizations on cyber threat information and best practices. The Company actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. The Company engages an external third-party cybersecurity assessor to perform an annual assessment or validation of the cybersecurity program in accordance with the Cybersecurity Framework and the HIPAA Security Risk Assessment Tool of the U.S. Health and Human Services Office for Civil Rights.

Board Oversight of Cybersecurity Risks

The Board of Directors of the Company provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Company’s Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) provide annual written reports and quarterly briefings on the Company’s cybersecurity program to the Board of Directors. They also provide quarterly cybersecurity updates to the Audit and Compliance Committee. The reports to the Board of Directors include details and metrics on, among other things, the Company’s quarterly Cybersecurity Framework assessment updates, internal and external threat intelligence, quarterly information security program progress, business associate risk assessments and ongoing monitoring, company-wide awareness training, device security compliance, routine resilience efforts including disaster recovery exercises, tabletop security incident response exercises, and cyber penetration tests.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CIO and CISO, is responsible for assessing and managing material risks from cybersecurity threats. The Company’s CIO and CISO each have more than 20 years of experience in cybersecurity. The Company provides formalized cybersecurity training for newly-hired employees and annually for existing employees. In addition, the Company provides cybersecurity awareness training and education throughout the year. The annual cybersecurity training curriculum includes modules on information security, the employee’s role in protecting Company information, recognizing different cybersecurity incidents, identifying phishing emails, understanding the appropriate personnel to approach with information or questions, and acceptance of the Company’s Information Security Policy. The Company’s management is informed of cybersecurity incidents through ongoing monitoring and, in some cases, through receipt of notifications from third-party service providers. The CISO maintains and annually updates a Cybersecurity Incident Response Plan, which is a guide for the Company’s cybersecurity team to respond effectively to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm. The team works with colleagues in various departments throughout the Company, including Information Technology, Legal, Risk Management and Compliance, to prevent, mitigate and remediate cybersecurity incidents impacting the Company.

Assessment of Cybersecurity Risk

Management continuously assesses the potential impact of risks from cybersecurity threats on the Company, and regularly evaluates how such risks could materially affect the Company’s business strategy, operational results, and financial condition. As noted above, an assessment of the cybersecurity program leveraging the Cybersecurity Framework is completed annually by an independent and qualified external third-party cybersecurity assessor. Additionally, Concentra receives a certified System and Organization Controls 2, Type 1 assessment, a voluntary compliance standard for ensuring that the Company properly manages and protects the sensitive data in its care, conducted by an independent and qualified external third-party assessor. The Company has not experienced a cybersecurity breach or information security breach during the past three fiscal years. The Company, from time to time, has been notified of third-party information cybersecurity breaches, but none of them has had a material impact on the Company's operations or financial results. The Company annually purchases a cybersecurity risk insurance policy to help defray the costs associated with any covered cybersecurity incident. Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2023, the scope and impact of any future incident cannot be predicted.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, occupational health centers, and our corporate headquarters. We own 21 of our critical illness recovery hospitals, nine of our rehabilitation hospitals, one of our outpatient rehabilitation clinics, and nine of our Concentra occupational health centers throughout the United States. As of December 31, 2023, we leased 86 of our critical illness recovery hospitals, 12 of our rehabilitation hospitals, 1,632 of our outpatient rehabilitation clinics, and 535 of our Concentra occupational health centers.
We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. As of December 31, 2023, our corporate headquarters is approximately 292,173 square feet and is located in Mechanicsburg, Pennsylvania.
The following is a list by state of the number of facilities we operated as of December 31, 2023.

	Critical Illness Recovery Hospitals(1)	Rehabilitation Hospitals(1)	Outpatient Rehabilitation Clinics(1)	Concentra Occupational Health Centers(2)	Total Facilities
Alabama	1	—	21	—	22
Alaska	—	—	14	1	15
Arizona	4	4	61	16	85
Arkansas	2	—	1	2	5
California	1	1	100	101	203
Colorado	—	—	49	26	75
Connecticut	—	—	62	10	72
Delaware	1	—	12	3	16
District of Columbia	—	—	4	—	4
Florida	12	2	127	31	172
Georgia	4	1	70	15	90
Hawaii	—	—	—	1	1
Illinois	—	—	84	17	101
Indiana	3	1	39	14	57
Iowa	2	—	26	3	31
Kansas	2	—	15	4	21
Kentucky	2	—	71	8	81
Louisiana	—	2	2	3	7
Maine	—	—	35	7	42
Maryland	—	—	62	13	75
Massachusetts	—	—	22	2	24
Michigan	10	—	39	19	68
Minnesota	1	—	28	6	35
Mississippi	4	—	1	—	5
Missouri	3	3	108	15	129
Nebraska	1	—	2	3	6
Nevada	—	1	20	7	28
New Hampshire	—	—	7	3	10
New Jersey	3	4	170	24	201
New Mexico	—	—	—	4	4
North Carolina	2	—	45	8	55
Ohio	15	6	108	18	147
Oklahoma	2	—	30	8	40
Oregon	—	—	4	4	8
Pennsylvania	9	2	224	32	267
Rhode Island	—	—	—	2	2
South Carolina	2	—	25	5	32
South Dakota	1	—	—	—	1
Tennessee	7	—	21	9	37
Texas	3	5	152	53	213
Utah	—	—	—	6	6
Vermont	—	—	—	2	2
Virginia	3	1	45	9	58
Washington	—	—	14	16	30
West Virginia	4	—	6	—	10
Wisconsin	3	—	7	14	24
Total Company	107	33	1,933	544	2,617
_______________________________________________________________________________
(1)    Includes managed critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics, respectively.
(2)    Our Concentra segment also had operations in New York.
Item 3.    Legal Proceedings.
Refer to the “Litigation” section contained within Note 20 – Commitments and Contingencies of the notes to our consolidated financial statements included herein.

Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Select Medical Holdings Corporation common stock is quoted on the New York Stock Exchange under the symbol “SEM.”
Holders
At the close of business on February 1, 2024, Holdings had 128,361,492 shares of common stock issued and outstanding. As of that date, there were 133 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
Dividend Policy
Holdings’ Board of Directors declared the following dividends during the year ended December 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount
				(in thousands)
February 16, 2023	March 3, 2023	March 15, 2023	$0.125	$15,897
May 3, 2023	May 18, 2023	May 31, 2023	$0.125	$15,924
August 2, 2023	August 15, 2023	September 1, 2023	$0.125	$16,035
November 2, 2023	November 15, 2023	November 28, 2023	$0.125	$16,048
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

Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2018, with dividends being reinvested on the date paid through and including the market close on December 31, 2023, with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

$200
$180
$160
$140
$120
$100
$80
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
SEM
SPSIHP
S&P 500

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Select Medical Holdings Corporation (SEM)	$100.00	$152.05	$180.20	$193.68	$166.94	$161.08
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$118.40	$157.48	$172.35	$137.77	$144.10
S&P 500	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Holdings’ Board of Directors authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The program will remain in effect until December 31, 2025, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023.
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 – October 31, 2023(1)	73,673	$22.61	—	$399,677,961
November 1 – November 31, 2023(1)	1,940	22.56	—	399,677,961
December 1 – December 31, 2023	—	—	—	399,677,961
Total	75,613	$22.61	—	$399,677,961
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
This section of this 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2023, we had operations in 46 states and the District of Columbia. We operated 107 critical illness recovery hospitals in 28 states, 33 rehabilitation hospitals in 13 states, 1,933 outpatient rehabilitation clinics in 39 states and the District of Columbia, 544 occupational health centers in 41 states, and 150 onsite clinics at employer worksites as of December 31, 2023.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $6,664.1 million for the year ended December 31, 2023. Of this total, we earned approximately 35% of our revenue from our critical illness recovery hospital segment, approximately 15% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational health services.
On January 3, 2024, the Company announced its intention to separate our Concentra segment, with the intention to create a new, publicly traded company by the end of the fiscal year 2024. The planned separation is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. Completion of the potential separation will be subject to satisfaction of certain conditions, including, among others, completion of financing transactions, the receipt and continuing effectiveness and validity of the Company's private letter ruling from the Internal Revenue Service, and receipt of favorable opinions of the Company's U.S. tax advisors with respect to the tax-free nature of the transaction and final approval by our Board of Directors. There can be no assurance regarding the ultimate timing of the planned separation or that such separation will be completed.

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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA.

	For the Year Ended December 31,
	2021	2022	2023
	(in thousands)
Net income	$499,949	$198,026	$299,731
Income tax expense	129,773	62,553	82,625
Interest expense	135,985	169,111	198,639
Interest income	(5,350)	—	—
Gain on sale of businesses	(2,155)	—	—
Equity in earnings of unconsolidated subsidiaries	(44,428)	(26,407)	(40,813)
Loss on early retirement of debt	—	—	14,692
Income from operations	713,774	403,283	554,874
Stock compensation expense:
Included in general and administrative	24,598	30,555	36,041
Included in cost of services	6,342	7,200	7,768
Depreciation and amortization	202,645	205,825	208,742
Adjusted EBITDA	$947,359	$646,863	$807,425

Summary Financial Results
Net income was $299.7 million, $198.0 million, and $499.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. Net income included loss on early retirement of debt of $14.7 million during the year ended December 31, 2023, and pre-tax gain on sale of business of $2.2 million during the year ended December 31, 2021.
The following tables reconcile our segment performance measures to our consolidated operating results for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,299,773	$979,585	$1,188,914	$1,838,081	$357,705	$6,664,058
Operating expenses	(2,053,758)	(758,466)	(1,077,322)	(1,477,648)	(535,016)	(5,902,210)
Depreciation and amortization	(63,865)	(28,055)	(35,210)	(73,051)	(8,561)	(208,742)
Other operating income	—	756	276	250	486	1,768
Income (loss) from operations	182,150	193,820	76,658	287,632	(185,386)	554,874
Depreciation and amortization	63,865	28,055	35,210	73,051	8,561	208,742
Stock compensation expense	—	—	—	651	43,158	43,809
Adjusted EBITDA	$246,015	$221,875	$111,868	$361,334	$(133,667)	$807,425
Adjusted EBITDA margin	10.7%	22.6%	9.4%	19.7%	N/M	12.1%

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,234,132	$916,763	$1,125,282	$1,724,359	$333,002	$6,333,538
Operating expenses	(2,127,233)	(718,970)	(1,023,422)	(1,392,475)	(491,096)	(5,753,196)
Depreciation and amortization	(61,565)	(27,814)	(32,663)	(73,667)	(10,116)	(205,825)
Other operating income	4,445	241	—	312	23,768	28,766
Income (loss) from operations	49,779	170,220	69,197	258,529	(144,442)	403,283
Depreciation and amortization	61,565	27,814	32,663	73,667	10,116	205,825
Stock compensation expense	—	—	—	2,141	35,614	37,755
Adjusted EBITDA	$111,344	$198,034	$101,860	$334,337	$(98,712)	$646,863
Adjusted EBITDA margin	5.0%	21.6%	9.1%	19.4%	N/M	10.2%

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,246,772	$849,340	$1,084,361	$1,732,041	$292,001	$6,204,515
Operating expenses	(1,998,660)	(664,636)	(946,086)	(1,379,566)	(443,176)	(5,432,124)
Depreciation and amortization	(53,094)	(27,677)	(29,592)	(82,210)	(10,072)	(202,645)
Other operating income	19,881	—	—	34,999	89,148	144,028
Income (loss) from operations	214,899	157,027	108,683	305,264	(72,099)	713,774
Depreciation and amortization	53,094	27,677	29,592	82,210	10,072	202,645
Stock compensation expense	—	—	—	2,142	28,798	30,940
Adjusted EBITDA	$267,993	$184,704	$138,275	$389,616	$(33,229)	$947,359
Adjusted EBITDA margin	11.9%	21.7%	12.8%	22.5%	N/M	15.3%

The following tables summarize the changes in our segment performance measures for the year-to-date periods specified below.

	2023 Compared to 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	2.9%	6.9%	5.7%	6.6%	7.4%	5.2%
Change in income from operations	265.9%	13.9%	10.8%	11.3%	N/M	37.6%
Change in Adjusted EBITDA	121.0%	12.0%	9.8%	8.1%	N/M	24.8%

	2022 Compared to 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	(0.6)%	7.9%	3.8%	(0.4)%	14.0%	2.1%
Change in income (loss) from operations	(76.8)%	8.4%	(36.3)%	(15.3)%	N/M	(43.5)%
Change in Adjusted EBITDA	(58.5)%	7.2%	(26.3)%	(14.2)%	N/M	(31.7)%
_______________________________________________________________________________
N/M    Not meaningful.

Regulatory Changes
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Revenues from providing services to patients covered under the Medicare program represented approximately 23%, 23%, and 22% of our revenue for the years ended December 31, 2021, 2022, and 2023, respectively.
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
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary subsequently renewed the public health emergency determination for 90-day periods through May 11, 2023, the end of the public health emergency.
On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the CHIP program pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, impacted our operations:
i.IRFs, IRF units, and hospitals and units applying to be classified as IRFs, could exclude patients admitted solely to respond to the emergency from the calculation of the “60 percent rule” thresholds to receive payment as an IRF.
ii.LTCHs are exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. Hospitals seeking LTCH classification could exclude patient stays from the greater-than-25-day average length of stay requirement where the patient was admitted or discharged to meet the demands of the COVID-19 public health emergency.
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
iv.Medicare did not require out-of-state physician and non-physician practitioners to be licensed in the state where they are providing services when they are licensed in another state, subject to certain conditions and state or local licensure requirements.
v.Many requirements under the hospital conditions of participation (“CoPs”) were waived during the emergency period to give hospitals more flexibility in treating COVID-19 patients.
vi.Hospitals could operate temporary expansion locations without meeting the provider-based entity requirements or certain requirements in the physical environment CoP for hospitals during the emergency. This waiver allowed hospitals to change the status of their current provider-based department locations to meet patient needs as part of the state or local pandemic plan.
vii.The HHS Secretary waived sanctions under the physician self-referral law (i.e., Stark law) for certain types of remuneration and referral arrangements that are related to a COVID-19 purpose. The OIG also exercised enforcement discretion to not impose administrative sanctions under the federal anti-kickback statute for many payments covered by the Stark law waivers.
Pursuant to the Coronavirus Preparedness and Response Supplemental Appropriations Act, Public Law 116-123, CMS waived Medicare telehealth payment requirements during the emergency so that beneficiaries in all areas of the country (not just rural areas) could receive telehealth services, including in their homes, beginning on March 6, 2020. In the Health Extenders, Improving Access to Medicare, Medicaid, and CHIP, and Strengthening Public Health Act of 2022, Congress

extended several telehealth flexibilities that were scheduled to expire 151 days after the end of the COVID-19 public health emergency, including the expansion of permitted originating sites for telehealth, expansion of eligible practitioners for furnishing telehealth, and coverage of audio-only telehealth services. As a result, these flexibilities will remain in effect through December 31, 2024. CMS issued additional waivers to permit more than 150 additional services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs.
In addition to these agency actions, the CARES Act was enacted on March 27, 2020. It provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 public health emergency. Some of the CARES Act provisions that may impact our operations include:
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
ii.Expansion of the Accelerated and Advance Payment Program to advance three months of payments to Medicare providers. CMS has the ability to recoup the advanced payments through future Medicare claims. The Company received the majority of its advance payments in April 2020 and CMS began recouping a portion of the Medicare payments due to the Company beginning in April 2021. CMS recouped $241.2 million and $83.8 million of Medicare payments during the years ended December 31, 2021 and 2022. The Company does not have any unpaid advances outstanding at December 31, 2023.
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
v.Waiver of the IRF 3-hour rule so that IRF services provided during the public health emergency period did not need to meet the coverage requirement that patients receive at least 3 hours of therapy a day or 15 hours of therapy per week.
vi.Broader waiver authority for HHS under section 1135 of the Social Security Act to issue additional telehealth waivers.

The CARES Act also provided for a 20% increase in the payment weight for Medicare payments to hospitals paid under the IPPS for treating COVID-19 patients.
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
Fiscal Year 2023. On August 10, 2022, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). Certain errors in the final rule were corrected in documents published November 4, 2022, and December 13, 2022. The standard federal rate for fiscal year 2023 was set at $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 included a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also included an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, LTCH cases were paid at the standard federal rate during the public health emergency. With the end of the public health emergency on May 11, 2023, the site-neutral payment rate once again applies to patients admitted after that date that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $38,788, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
Fiscal Year 2024. On August 28, 2023, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023, through September 30, 2024). Certain errors in the final rule were corrected in documents published October 4, 2023 and November 9, 2023. The standard federal rate for fiscal year 2024 is $48,117, an increase from the standard federal rate applicable during fiscal year 2023 of $46,433. The update to the standard federal rate for fiscal year 2024 includes a market basket increase of 3.5%, less a productivity adjustment of 0.2%. The standard federal rate also includes an area wage budget neutrality factor of 1.0031599. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $59,873, an increase from the fixed-loss amount in the 2023 fiscal year of $38,518. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $42,750, an increase from the fixed-loss amount in the 2023 fiscal year of $38,788. See high cost outlier risk factor within “Item 1A.    Risk Factors.”

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
Fiscal Year 2024. On August 2, 2023, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023, through September 30, 2024). Certain errors in the final rule were corrected in a document published on October 4, 2023. The standard payment conversion factor for discharges for fiscal year 2024 was set at $18,541, an increase from the standard payment conversion factor applicable during fiscal year 2022 of $17,878. The update to the standard payment conversion factor for fiscal year 2024 included a market basket increase of 3.6%, less a productivity adjustment of 0.2%. CMS decreased the outlier threshold amount for fiscal year 2024 to $10,423 from $12,526 established in the final rule for fiscal year 2023.
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
The Medicare program reimburses outpatient rehabilitation providers based on the MPFS. Outpatient rehabilitation providers may enroll in Medicare as institutional outpatient rehabilitation facilities (i.e., rehab agencies) or individual physical or occupational therapists in private practice. The majority of our providers are reimbursed through enrolled rehab agencies while the remaining balance of our clinicians are enrolled as individual physical or occupational therapists in private practice. The following is a summary of significant regulatory changes which have affected our results of operations as well as the policies and payment rates that may affect our future results of operations.
For calendar years 2021 and 2022,CMS’s expected decreases in Medicare reimbursement were mostly offset by one-time increases in payments as a result of other legislation passed by Congress. Payments under the 2023 MPFS physician fee schedule decreased by 2%, and for calendar year 2024, CMS expects that its final policies for 2024 will result in a 3% decrease in Medicare payments for the therapy specialty.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the final 2020 MPFS rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS applies the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service. For dates of service on and after January 1, 2022, CMS pays for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS allows a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint. The calendar year 2024 MPFS final rule did not contain any policy changes concerning the modifiers for services provided by physical therapy and occupational therapy assistants.

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
Insurance Risk Programs
Under a number of our insurance programs, which include our employee health insurance, workers’ compensation, and professional malpractice liability, we are liable for a portion of our losses before we can attempt to recover from the applicable insurance carrier. We accrue for losses under an occurrence-based approach, whereby we estimate the losses that will be incurred in a respective accounting period. The estimate of losses includes actuarial loss projections of both known claims and incurred but not reported claims. These estimates are based on specific claim facts, claim frequency and severity, payment patterns for historical claims, and estimates of fees for outside counsel. In addition to the actuarial loss projections, insurance premiums and out-of-pocket expenses for the administration and analysis of claims are included in the estimate of losses accrued in a respective accounting period.
We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $192.3 million and $179.1 million for our estimated losses under these insurance programs at December 31, 2022 and 2023, respectively. We also recorded insurance proceeds receivable of $13.1 million and $11.6 million at December 31, 2022 and 2023, respectively, for liabilities which exceed our deductibles and self-insured retention limits and are recoverable through our insurance policies.

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
As of October 1, 2023, we performed a qualitative impairment assessment for the rehabilitation hospital reporting unit, the outpatient rehabilitation reporting unit, and the Concentra reporting unit. When performing the qualitative assessment, we apply judgement in determining the events and circumstances that most affect the fair value of the reporting unit and in evaluating the significance of those identified events and circumstances in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of our qualitative assessments, we considered (i) the magnitude of the reporting unit’s excess fair value over its carrying amount from the most recent quantitative impairment test, (ii) industry and market conditions, including the impacts of the interest rate environment, (iii) historical financial performance, including our revenue, earnings, and operating cash flow growth trends, (iv) our forecasts of revenue, earnings, and operating cash flows, (v) cost factors, including the effects of inflation and rising prices, (vi) the regulatory environment, including reimbursement and compliance requirements such as those that exist under the Medicare program, (vii) other factors specific to each reporting unit, such as a change in strategy, a change in management, or acquisitions and divestitures affecting the composition of the reporting unit and its future operating results, and (viii) consideration of changes in our market capitalization. Historically, each reporting unit’s fair value has significantly exceeded its carrying amount.
We performed a quantitative impairment assessment for the critical illness recovery hospital reporting unit as of October 1, 2023, to assess the impact of rising interest rates and regulatory changes related to the LTCH-PPS on the estimated fair value of the reporting unit. We considered both the income and market approaches in determining the fair value of the critical illness recovery hospital reporting unit. Included in the income approach are assumptions regarding revenue growth rates, future Adjusted EBITDA margin estimates, future capital expenditure requirements, the industry’s weighted average cost of capital, and industry specific, market observable implied Adjusted EBITDA multiples. We also include estimated residual values at the end of the forecast period. In establishing our assumptions, we consider current industry and market conditions; historical financial performance, including our revenue, earnings, and operating cash flow growth trends; cost factors, including the effects of inflation and rising prices; and the regulatory environment, including reimbursement and compliance requirements such as those that exist under the Medicare program. If any one of the above assumptions or judgments used to estimate the fair value of the reporting unit fails to materialize, the resulting decline in our estimated fair value could result in an impairment charge to the goodwill associated with the critical illness recovery hospital reporting unit.
Our annual assessment did not indicate that goodwill impairment was likely for any of our reporting units. We did not identify any goodwill impairment events during the quarter ended December 31, 2023.
We have recorded total goodwill of $3.5 billion at December 31, 2023, of which $1.2 billion related to our critical illness recovery hospital reporting unit, $458.3 million related to our rehabilitation hospital reporting unit, $667.3 million related to our outpatient rehabilitation reporting unit, and $1.2 billion related to the Concentra reporting unit.

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

	For the Year Ended December 31,
	2021	2022	2023
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	99	104	103
Number of hospitals acquired	6	2	2
Number of hospital start-ups	—	1	4
Number of hospitals closed/sold	(1)	(4)	(2)
Number of consolidated hospitals—end of period(1)	104	103	107
Available licensed beds(3)	4,518	4,386	4,538
Admissions(3)(4)	37,921	36,594	36,225
Patient days(3)(5)	1,133,039	1,127,911	1,108,492
Average length of stay (days)(3)(6)	30	31	31
Revenue per patient day(3)(7)	$1,972	$1,973	$2,067
Occupancy rate(3)(8)	71%	69%	68%
Percent patient days—Medicare(3)(9)	38%	39%	38%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	19	20	20
Number of hospitals acquired	1	—	1
Number of hospital start-ups	—	—	—
Number of hospitals closed/sold	—	—	—
Number of consolidated hospitals—end of period(1)	20	20	21
Number of unconsolidated hospitals managed—end of period(2)	10	11	12
Total number of hospitals (all)—end of period	30	31	33
Available licensed beds(3)	1,361	1,391	1,479
Admissions(3)(4)	28,868	29,736	31,627
Patient days(3)(5)	414,701	430,547	446,145
Average length of stay (days)(3)(6)	14	15	14
Revenue per patient day(3)(7)	$1,868	$1,953	$2,017
Occupancy rate(3)(8)	83%	85%	85%
Percent patient days—Medicare(3)(9)	49%	48%	49%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,503	1,572	1,622
Number of clinics acquired	33	30	16
Number of clinic start-ups	53	44	37
Number of clinics closed/sold	(17)	(24)	(42)
Number of consolidated clinics—end of period	1,572	1,622	1,633
Number of unconsolidated clinics managed—end of period	309	306	300
Total number of clinics (all)—end of period	1,881	1,928	1,933
Number of visits(3)(10)	9,193,624	9,573,980	10,657,558
Revenue per visit(3)(11)	$102	$103	$100

	For the Year Ended December 31,
	2021	2022	2023
Concentra data:
Number of consolidated centers—start of period	517	518	540
Number of centers acquired	6	21	4
Number of center start-ups	2	4	3
Number of centers closed/sold	(7)	(3)	(3)
Number of consolidated centers—end of period	518	540	544
Number of onsite clinics operated—end of period	134	147	150
Number of visits(3)(10)	12,052,724	12,579,468	12,777,632
Revenue per visit(3)(11)	$125	$127	$135
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2021	2022	2023
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	85.2	88.4	86.0
General and administrative	2.4	2.4	2.6
Depreciation and amortization	3.2	3.3	3.1
Total costs and expenses	90.8	94.1	91.7
Other operating income	2.3	0.5	—
Income from operations	11.5	6.4	8.3
Loss on early retirement of debt	—	—	(0.2)
Equity in earnings of unconsolidated subsidiaries	0.7	0.4	0.6
Gain on sale of businesses	0.0	—	—
Interest income	0.1	—	—
Interest expense	(2.2)	(2.7)	(3.0)
Income before income taxes	10.1	4.1	5.7
Income tax expense	2.0	1.0	1.2
Net income	8.1	3.1	4.5
Net income attributable to non-controlling interests	1.6	0.6	0.8
Net income attributable to Select Medical Holdings Corporation	6.5%	2.5%	3.7%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Year Ended December 31,
	2021	2022	2023	% Change 2021 – 2022	% Change 2022 – 2023
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$2,246,772	$2,234,132	$2,299,773	(0.6)%	2.9%
Rehabilitation hospital	849,340	916,763	979,585	7.9	6.9
Outpatient rehabilitation	1,084,361	1,125,282	1,188,914	3.8	5.7
Concentra	1,732,041	1,724,359	1,838,081	(0.4)	6.6
Other(1)	292,001	333,002	357,705	14.0	7.4
Total Company	$6,204,515	$6,333,538	$6,664,058	2.1%	5.2%
Income (loss) from operations:(2)
Critical illness recovery hospital	$214,899	$49,779	$182,150	(76.8)%	265.9%
Rehabilitation hospital	157,027	170,220	193,820	8.4	13.9
Outpatient rehabilitation	108,683	69,197	76,658	(36.3)	10.8
Concentra	305,264	258,529	287,632	(15.3)	11.3
Other(1)	(72,099)	(144,442)	(185,386)	N/M	N/M
Total Company	$713,774	$403,283	$554,874	(43.5)%	37.6%
Adjusted EBITDA:(2)
Critical illness recovery hospital	$267,993	$111,344	$246,015	(58.5)%	121.0%
Rehabilitation hospital	184,704	198,034	221,875	7.2	12.0
Outpatient rehabilitation	138,275	101,860	111,868	(26.3)	9.8
Concentra	389,616	334,337	361,334	(14.2)	8.1
Other(1)	(33,229)	(98,712)	(133,667)	N/M	N/M
Total Company	$947,359	$646,863	$807,425	(31.7)%	24.8%
Adjusted EBITDA margins:(2)
Critical illness recovery hospital	11.9%	5.0%	10.7%
Rehabilitation hospital	21.7	21.6	22.6
Outpatient rehabilitation	12.8	9.1	9.4
Concentra	22.5	19.4	19.7
Other(1)	N/M	N/M	N/M
Total Company	15.3%	10.2%	12.1%
Total assets:
Critical illness recovery hospital	$2,304,116	$2,484,542	$2,496,886
Rehabilitation hospital	1,194,136	1,200,767	1,233,888
Outpatient rehabilitation	1,348,316	1,371,123	1,380,447
Concentra	2,275,345	2,281,647	2,330,206
Other(1)	238,258	327,214	248,204
Total Company	$7,360,171	$7,665,293	$7,689,631
Purchases of property, equipment and other assets:
Critical illness recovery hospital	$65,690	$79,524	$93,036
Rehabilitation hospital	13,003	14,426	21,922
Outpatient rehabilitation	36,301	40,677	38,776
Concentra	46,787	45,983	69,340
Other(1)	18,756	9,762	6,126
Total Company	$180,537	$190,372	$229,200
_______________________________________________________________________________
(1)Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)For the years ended December 31, 2023, 2022, and 2021, we recognized other operating income of $1.8 million, $28.8 million, and $144.0 million, respectively. The impact of this income on the operating results of our segments and other activities is outlined within the tables presented under “Summary Financial Results.”
N/M     Not meaningful.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For the year ended December 31, 2023, we had revenue of $6,664.1 million and income from operations of $554.9 million, as compared to revenue of $6,333.5 million and income from operations of $403.3 million for the year ended December 31, 2022. For the year ended December 31, 2023, Adjusted EBITDA was $807.4 million, with an Adjusted EBITDA margin of 12.1%, as compared to Adjusted EBITDA of $646.9 million and an Adjusted EBITDA margin of 10.2% in the prior year.
A significant contributor to the improvement in our financial performance for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was a decrease in labor costs and an increase in revenue in our critical illness recovery hospital segment, as the investments we made in recruitment, hiring, and retention of full-time staff in 2022 resulted in a significant decrease in contract labor utilization in 2023. Additionally, reduced demand in the marketplace resulted in lower contract labor rates, which further contributed to the decrease in total contract labor costs. We believe the ratio of personnel expense to net revenue for the critical illness recovery hospital segment for the year ended December 31, 2023, is indicative of a more stabilized labor environment. Revenue, Adjusted EBITDA, and Adjusted EBITDA margin increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, in each of our other operating segments. Other operating income during the year ended December 31, 2023, was $1.8 million. Other operating income during the year ended December 31, 2022, was $28.8 million, principally related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Revenue
Critical Illness Recovery Hospital Segment. Revenue increased 2.9% to $2,299.8 million for the year ended December 31, 2023, compared to $2,234.1 million for the year ended December 31, 2022. The increase was due to revenue per patient day, which increased 4.8% to $2,067 for the year ended December 31, 2023, compared to $1,973 for the year ended December 31, 2022. Our patient days were 1,108,492 for the year ended December 31, 2023, compared to 1,127,911 patient days for the year ended December 31, 2022. Occupancy in our critical illness recovery hospitals was 68% for the year ended December 31, 2023, compared to 69% for the year ended December 31, 2022.
Rehabilitation Hospital Segment. Revenue increased 6.9% to $979.6 million for the year ended December 31, 2023, compared to $916.8 million for the year ended December 31, 2022. Our revenue per patient day increased 3.3% to $2,017 for the year ended December 31, 2023, compared to $1,953 for the year ended December 31, 2022. Our patient days increased 3.6% to 446,145 days for the year ended December 31, 2023, compared to 430,547 days for the year ended December 31, 2022. Occupancy in our rehabilitation hospitals was 85% for the years ended December 31, 2023 and 2022.
Outpatient Rehabilitation Segment. Revenue increased 5.7% to $1,188.9 million for the year ended December 31, 2023, compared to $1,125.3 million for the year ended December 31, 2022. The increase was due to patient visits, which increased 11.3% to 10,657,558 for the year ended December 31, 2023, compared to 9,573,980 visits for the year ended December 31, 2022. Our revenue per visit was $100 for the year ended December 31, 2023, compared to $103 for the year ended December 31, 2022, principally due to a decrease in Medicare reimbursement, changes in payor mix, and an increase in variable discounts.
Concentra Segment. Revenue increased 6.6% to $1,838.1 million for the year ended December 31, 2023, compared to $1,724.4 million for the year ended December 31, 2022. Our revenue per visit increased 6.3% to $135 for the year ended December 31, 2023, compared to $127 for the year ended December 31, 2022. Our patient visits increased 1.6% to 12,777,632 for the year ended December 31, 2023, compared to 12,579,468 visits for the year ended December 31, 2022. COVID-19 screening and testing services did not contribute to the Concentra segment’s revenue during the year ended December 31, 2023, compared to $20.9 million during the year ended December 31, 2022.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $5,902.2 million, or 88.6% of revenue, for the year ended December 31, 2023, compared to $5,753.2 million, or 90.8% of revenue, for the year ended December 31, 2022. Our cost of services, a major component of which is labor expense, was $5,732.0 million, or 86.0% of revenue, for the year ended December 31, 2023, compared to $5,600.2 million, or 88.4% of revenue, for the year ended December 31, 2022. The decrease in our operating expenses relative to our revenue was principally due to the decreased labor costs within our critical illness recovery hospital segment, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $170.2 million, or 2.6% of revenue, for the year ended December 31, 2023, compared to $153.0 million, or 2.4% of revenue, for the year ended December 31, 2022.

Other Operating Income
For the year ended December 31, 2023, we had other operating income of $1.8 million, compared to $28.8 million for the year ended December 31, 2022. The other operating income for the year ended December 31, 2022, is included within the operating results of our other activities, and is principally related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment. Adjusted EBITDA increased 121.0% to $246.0 million for the year ended December 31, 2023, compared to $111.3 million for the year ended December 31, 2022. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 10.7% for the year ended December 31, 2023, compared to 5.0% for the year ended December 31, 2022. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the year ended December 31, 2023, as compared to the year ended December 31, 2022, were due to lower labor costs as well as an increase in net revenue. The decrease in labor costs resulted from our efforts in 2022 to hire additional full-time nursing staff, improve retention among our employees, and decrease our reliance on contract labor, as well as the lower contract labor rates due to reduced demand in the marketplace. Our total contract labor costs decreased by approximately 62% during the year ended December 31, 2023, as compared to the year ended December 31, 2022, which was driven by an approximate 41% decrease in utilization of contract registered nurses and an approximate 32% decrease in the rate per hour for contract registered nurses.
Rehabilitation Hospital Segment. Adjusted EBITDA increased 12.0% to $221.9 million for the year ended December 31, 2023, compared to $198.0 million for the year ended December 31, 2022. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 22.6% for the year ended December 31, 2023, compared to 21.6% for the year ended December 31, 2022. The increases in Adjusted EBITDA and Adjusted EBITDA margin were principally due to an increase in revenue.
Outpatient Rehabilitation Segment. Adjusted EBITDA increased 9.8% to $111.9 million for the year ended December 31, 2023, compared to $101.9 million for the year ended December 31, 2022. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 9.4% for the year ended December 31, 2023, compared to 9.1% for the year ended December 31, 2022. The increases in Adjusted EBITDA and Adjusted EBITDA margin were principally due to an increase in revenue.
Concentra Segment. Adjusted EBITDA increased 8.1% to $361.3 million for the year ended December 31, 2023, compared to $334.3 million for the year ended December 31, 2022. Our Adjusted EBITDA margin for the Concentra segment was 19.7% for the year ended December 31, 2023, compared to 19.4% for the year ended December 31, 2022. The increases in Adjusted EBITDA and Adjusted EBITDA margin were principally due to an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $208.7 million for the year ended December 31, 2023, compared to $205.8 million for the year ended December 31, 2022.
Income from Operations
For the year ended December 31, 2023, we had income from operations of $554.9 million, compared to $403.3 million for the year ended December 31, 2022. The decline in labor costs and increase in revenue experienced within our critical illness recovery hospital segment was the primary cause of the increase in income from operations, as discussed above under “Adjusted EBITDA.” We recognized other operating income of $1.8 million during the year ended December 31, 2023, compared to $28.8 million for the year ended December 31, 2022, as described further under “Other Operating Income.”
Loss on Early Retirement of Debt
For the year ended December 31, 2023, we had a loss on early retirement of debt of $14.7 million related to an amendment to the Select credit agreement, as described in Note 11 - Long-Term Debt and Notes Payable.
Equity in Earnings of Unconsolidated Subsidiaries
For the year ended December 31, 2023, we had equity in earnings of unconsolidated subsidiaries of $40.8 million, compared to $26.4 million for the year ended December 31, 2022. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.

Interest
Our term loan is subject to an interest rate cap, which limits the variable interest rate index to 1.0% on $2.0 billion of principal outstanding under the term loan. The Term SOFR rate was 5.35% at December 31, 2023, compared to the one-month LIBOR rate of 4.39% at December 31, 2022. The one-month LIBOR rate first exceeded 1.0% in June 2022 and the interest rate cap has since mitigated our exposure to increases in the one-month LIBOR and Term SOFR rates on the term loan. Interest expense was $198.6 million for the year ended December 31, 2023, compared to $169.1 million for the year ended December 31, 2022. The increase was due to higher average outstanding borrowings under our revolving facility during the year ended December 31, 2023, as well as an increase in the variable interest rate to the extent not mitigated by the interest rate cap.
Income Taxes
We recorded income tax expense of $82.6 million for the year ended December 31, 2023, which represented an effective tax rate of 21.6%. We recorded income tax expense of $62.6 million for the year ended December 31, 2022, which represented an effective tax rate of 24.0%. For the year ended December 31, 2023, the lower effective tax rate resulted from the release of a partial valuation allowance on state net operating losses as well as a benefit from the state deferred rate adjustment due to state tax rate changes.
Refer to Note 18 – Income Taxes of the notes to our consolidated financial statements included herein for the reconciliations of the statutory federal income tax rate to our effective income rate for the years ended December 31, 2023 and 2022.

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2021, 2022, and 2023
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	For the Year Ended December 31,
	2021	2022	2023
Cash flows provided by operating activities	$401,228	$284,825	$582,058
Cash flows used in investing activities	(256,594)	(226,339)	(268,477)
Cash flows used in financing activities	(647,385)	(34,890)	(327,481)
Net increase (decrease) in cash and cash equivalents	(502,751)	23,596	(13,900)
Cash and cash equivalents at beginning of period	577,061	74,310	97,906
Cash and cash equivalents at end of period	$74,310	$97,906	$84,006
Operating activities provided $582.1 million, $284.8 million, and $401.2 million of cash flows during the years ended December 31, 2023, 2022, and 2021, respectively. The increase in cash flows from operating activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was principally due to a increase in our operating income and routine changes in net working capital. During the years ended December 31, 2022 and 2021, respectively, CMS recouped $83.8 million and $241.2 million of advance payments under the Accelerated and Advance Payment Program. During the years ended December 31, 2022 and 2021, we received $23.8 million and $43.1 million of payments under the Provider Relief Fund. The Accelerated and Advance Payment and Provider Relief Fund programs are described further in Note 21 – CARES Act.
Our days sales outstanding was 52 days at December 31, 2023, 55 days at December 31, 2022, and 52 days at December 31, 2021. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $268.5 million, $226.3 million, and $256.6 million of cash flows for the years ended December 31, 2023, 2022, and 2021, respectively. For the year ended December 31, 2023, the principal uses of cash were $229.2 million for purchases of property and equipment, and other assets, and $39.4 million for investments in and acquisitions of businesses. For the year ended December 31, 2022, the principal uses of cash were $190.4 million for purchases of property and equipment and $44.3 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets and business of $8.3 million. For the year ended December 31, 2021, the principal uses of cash were $180.5 million for purchases of property and equipment and $102.9 million for investments in and acquisitions of businesses. We also received proceeds from the sale of assets and business of $26.8 million.
Financing activities used $327.5 million of cash flows for the year ended December 31, 2023. The principal uses of cash were net payments of $165.0 million under our revolving facility, $63.9 million of dividend payments to common stockholders, and $63.5 million for distributions to and purchases of non-controlling interests.
Financing activities used $34.9 million of cash flows for the year ended December 31, 2022. The principal use of cash were $195.5 million for repurchases of common stock, $64.6 million of dividend payments to common stockholders, and $43.1 million for distributions to and purchases of non-controlling interests. We had net borrowings of $285.0 million under our revolving facility.
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

Capital Resources
Working capital.  We had net working capital of $9.2 million at December 31, 2023, compared to a net working capital of $116.2 million at December 31, 2022. The change in net working capital was due to routine working capital fluctuations.
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
Credit facilities.  At December 31, 2023, Select had outstanding borrowings under its credit facilities consisting of a $2,092.5 million term loan (excluding unamortized original issue discounts and debt issuance costs of $15.3 million). At December 31, 2023, Select had $434.2 million of availability under its revolving facility after giving effect to $280.0 million of outstanding borrowings and $55.8 million of outstanding letters of credit.
Each calendar quarter, Select is required to pay each lender a commitment fee in respect of any unused commitments under the revolving facility, which is currently 0.50% per annum and subject to adjustment based on Select’s leverage ratio, as specified in the credit agreement.
As of December 31, 2023, Select’s leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters), which is required to be maintained at less than 7.00 to 1.00 under the terms of the revolving facility, was 4.54 to 1.00. The Select credit agreement will require a prepayment of borrowings of 50% of excess cash flow, which will result in a payment of $79.1 million for the year ended December 31, 2023. The Company expects to have the borrowing capacity and intends to use borrowings under the Select revolving facility to make all or a portion of the required prepayment during the quarter ended March 31, 2024.
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
6.250% senior notes. At December 31, 2023, Select had $1,225.0 million of 6.250% senior notes outstanding (excluding unamortized premium and debt issuance costs of $7.6 million).
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
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2025, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the year ended December 31, 2023, Holdings did not repurchase shares under the program. Since the inception of the program through December 31, 2023, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023.
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

Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of December 31, 2023, we had cash and cash equivalents of $84.0 million and $434.2 million of availability under our revolving facility, after giving effect to $280.0 million of outstanding borrowings and $55.8 million of outstanding letters of credit.
Our material cash requirements from known contractual and other obligations include:
i.Debt payments, including finance lease payments – Our expected principal payments total $3,665.7 million, with $70.3 million payable within the next twelve months. We intend to refinance our long-term indebtedness before it matures. Refer to Note 11 – Long-Term Debt and Notes Payable of the notes to our consolidated financial statements included herein for additional information.
ii.Interest payments – Our expected interest payments on the 6.250% senior notes, term loan, and revolving facility total $756.3 million, with $210.6 million payable within the next twelve months.
Interest payments for the 6.250% senior notes were calculated using the stated interest rate. Interest payments for the revolving facility were calculated using 8.1%, the interest rate in effect at December 31, 2023. Interest payments on the portion of the term loan which is subject to the provisions of our interest rate cap agreement were calculated using a rate of 4.2%. Interest payments on principal not subject to the provisions of the interest rate cap agreement were calculated using a rate of 8.3%. Our interest rate cap contract is discussed further in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”
iii.Operating lease payments – Our expected operating lease payments total $1,670.1 million, with $313.2 million payable within the next twelve months. Refer to Note 6 – Leases of the notes to our consolidated financial statements included herein for additional information.
iv.Purchase, construction, and other commitments – Our expected payments related to purchase, construction, and other obligations total $225.7 million, with $120.2 million payable within the next twelve months. Our purchase obligations primarily relate to software licensing and support agreements which specify all significant contractual terms and are legally binding and enforceable. Our construction commitments are described further in Note 20 – Commitments and Contingencies.
v.Insurance liabilities – Our expected payments related to our insurance liabilities, including those for workers’ compensation and professional malpractice liabilities, total $179.1 million, with $73.7 million payable within the next twelve months. The amounts payable within the next twelve months are recorded in accrued other in the consolidated balance sheet as of December 31, 2023. The remaining amounts are recorded in other non-current liabilities.
vi.Other current liabilities recorded in the consolidated balance sheet as of December 31, 2023, such as accounts payable and accrued expenses, which are not specifically identified above.
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
Dividend
On February 16, 2023, May 3, 2023, August 2, 2023, and November 2, 2023, our Board of Directors declared a cash dividend of $0.125 per share. On March 15, 2023, May 31, 2023, September 1, 2023, and November 28, 2023, cash dividends totaling $15.9 million, $15.9 million, $16.0 million, and $16.0 million were paid.
On February 13, 2024, our Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about March 13, 2024, to stockholders of record as of the close of business on March 1, 2024.
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which bear interest rates that are indexed against Term SOFR.
As of December 31, 2023, Select had outstanding borrowings under its credit facilities consisting of a $2,092.5 million term loan (excluding unamortized original issue discount and debt issuance costs of $15.3 million) and $280.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we have an interest rate cap which limits the Term SOFR rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. The Term SOFR rate was 5.35% at December 31, 2023. As of December 31, 2023, $92.5 million of our term loan borrowings were subject to variable interest rates. Subsequent to the expiration of our interest rate cap on September 30, 2024, all of our term loan borrowings will be subject to variable interest rates.
As of December 31, 2023, a 0.25% change in market interest rates would impact the interest expense on our variable rate debt by approximately $2.2 million per year, which includes the impact of the expiration of the interest rate cap on September 30, 2024.
Item 8.   Financial Statements and Supplementary Data.
See Consolidated Financial Statements and Notes thereto commencing at Page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2023, to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO,” as of December 31, 2023. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2023, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the year ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance—Committees of the Board of Directors” and “Election of Directors—Directors and Nominees” in the Company’s definitive proxy statement for use in connection with the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2023. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this annual report on Form 10-K under Item 1 of Part I as permitted by the Instruction to Item 401 of Regulation S-K.
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
Item 11.    Executive Compensation.
Information concerning executive compensation is presented under the headings “Executive Compensation Discussion and Analysis” and “Human Capital and Compensation Committee Report” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.
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
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2020 Equity Incentive Plan	—	—	1,477,956
Equity compensation plans not approved by security holders	—	—	—
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
ii.Financial Statement Schedule: See Schedule II—Valuation and Qualifying Accounts appearing on page F-39 of this report.
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

10.20
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

10.22
Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).

10.23
First Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates IV LP and Select Medical Corporation, incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).

10.24
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

10.27
Amendment No. 6 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.96 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.28
Third Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.100 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.29
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

10.31
Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).

10.32
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.33
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.34
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.35
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.36
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.113 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.37
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.38
Office Lease Agreement, dated October 30, 2014, between Century Park Investments, L.P. and Select Medical Corporation, incorporated herein by reference to Exhibit 10.80 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.39
First Amendment to Lease Agreement, dated February 24, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.82 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 26, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.40
Second Amendment to the Lease Agreement, dated June 1, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 4, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.41
Third Amendment to the Lease Agreement, dated September 19, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.42
Office Lease Agreement, dated October 28, 2016, between Select Medical Corporation and Old Gettysburg Associates V, L.P., incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.43
First Amendment to the Lease Agreement, dated November 15, 2016, between Old Gettysburg Associates and Select Medical Corporation, incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 23, 2017 (Reg. Nos. 001-34465 and 001-31441).

10.44
Select Medical Holdings Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 3, 2016 (Reg. No. 001-34465).

Number	Description
10.45
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.77 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 23, 2017 (Reg. Nos. 001-34465 and 001-31441).

10.46
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

10.47
Change of Control Agreement, dated February 16, 2017, between Select Medical Corporation and John A. Saich, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed May 4, 2017 (Reg. Nos. 001- 34465 and 001-31441).

10.48
Second Amendment to Lease Agreement, dated as of May 30, 2017, between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 3, 2017 (Reg. Nos. 001-34465 and 001-31441).

10.49
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

10.50
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

10.51
Office Lease Agreement, dated as of October 24, 2018, between 207 Associates and Independence Avenue Investments, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 21, 2019 (Reg. Nos. 001-34465 and 001-31441).

10.52
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

10.53
First Lien Term Loan Credit Agreement, dated December 10, 2019, by and among Select Medical Corporation, Concentra Inc. and Concentra Holdings, Inc., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed December 11, 2019 (Reg. No. 001-34465).

10.54
Select Medical Holdings Corporation 2020 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 4, 2020 (Reg. No. 001-34465).

10.55
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2020 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 25, 2021 (Reg. No. 001-34465).

10.56
First Amendment to Lease Agreement, dated as of April 24, 2020, between 225 Grandview Investors, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on July 30, 2020 (Reg. No. 001-34465).

10.57
Third Addendum to Lease Agreement, dated as of May 5, 2020, between Old Gettysburg Associates III, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on July 30, 2020 (Reg. No. 001-34465).

10.58
Change of Control Agreement, dated February 18, 2021, between Select Medical Corporation and Thomas P. Mullin, incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 25, 2021 (Reg. No. 001-34465).

10.59
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

Number	Description
10.60
First Addendum to Lease Agreement, dated as of July 21, 2021, between Old Gettysburg Associates V, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.61
Letter Agreement, dated August 6, 2021, between Robert A. Ortenzio and Select Medical Corporation, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.62
First Amendment to Lease Agreement, dated as of August 9, 2021, between Century Park Investments, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.63
Fourth Amendment to Lease Agreement, dated as of December 28, 2021, between Old Gettysburg Associates II, LP and Select Medical Corporation incorporated herein by reference to Exhibit 10.81 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 24, 2022 (Reg. No. 001-34465).

10.64
Second Addendum to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates IV LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.69 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.65
Third Amendment to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates and Select Medical Corporation, incorporated herein by reference to Exhibit 10.70 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.66
Fifth Amendment to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.67
Fourth Addendum to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates III, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.72 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.68
Amendment No. 6, dated February 21, 2023, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2 dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019 and Amendment No. 5, dated as of June 2, 2021, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on February 22, 2023 (Reg. No. 001-34465).

10.69
Amendment No. 7, dated May 31, 2023, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2 dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, Amendment No. 5, dated as of June 2, 2021 and Amendment No. 6, dated as of February 21, 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on June 6, 2023 (Reg. No. 001-34465).

10.70
Amendment No. 8, dated July 31, 2023, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2 dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, Amendment No. 5, dated as of June 2, 2021, Amendment No. 6, dated as of February 21, 2023 and Amendment No. 7, dated as of May 31, 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on August 1, 2023 (Reg. No. 001-34465).

10.71
Amendment No. 9, dated August 31, 2023, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2 dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, Amendment No. 5, dated as of June 2, 2021, Amendment No. 6, dated as of February 21, 2023, Amendment No. 7, dated as of May 31, 2023 and Amendment No. 8, dated as of July 31, 2023, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on September 1, 2023 (Reg. No. 001-34465).

10.72
Offer Letter, by and between Select and Christopher S. Weigl, dated April 22, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 1, 2023 (Reg. No. 001-34465).

10.73	Change of Control Agreement, dated as of November 6, 2023, between Select Medical Corporation and Michael F. Malatesta.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Select Medical Holdings Corporation Compensation Recovery Policy.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ MICHAEL E. TARVIN Michael E. Tarvin (Senior Executive Vice President, General Counsel and Secretary)

Date: February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 22, 2024.

/s/ ROCCO A. ORTENZIO Rocco A. Ortenzio Director, Vice Chairman and Co-Founder	/s/ ROBERT A. ORTENZIO Robert A. Ortenzio Director, Executive Chairman and Co-Founder
/s/ DAVID S. CHERNOW David S. Chernow Chief Executive Officer (principal executive officer)	/s/ MICHAEL F. MALATESTA Michael F. Malatesta Executive Vice President, Chief Financial Officer (principal financial officer)
/s/ CHRISTOPHER S. WEIGL Christopher S. Weigl Senior Vice President, Controller & Chief Accounting Officer (principal accounting officer)	/s/ RUSSELL L. CARSON Russell L. Carson Director
/s/ WILLIAM H. FRIST, M.D. William H. Frist, M.D. Director	/s/ JAMES S. ELY III James S. Ely III Director
/s/ DANIEL J. THOMAS Daniel J. Thomas Director	/s/ THOMAS A. SCULLY Thomas A. Scully Director
/s/ KATHERINE R. DAVISSON Katherine R. Davisson Director	/s/ MARILYN B. TAVENNER Marilyn B. Tavenner Director
/s/ PARVINDERJIT S. KHANUJA Parvinderjit S. Khanuja Director

SELECT MEDICAL HOLDINGS CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Select Medical Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Select Medical Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in equity and income and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(ii) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of patient accounts receivable
As described in Note 1 to the consolidated financial statements, substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by federal and state governmental authorities, managed care health plans, commercial insurance companies, workers’ compensation programs, and employer-directed programs. As of December 31, 2023, accounts receivable of the Company totaled approximately $940.3 million. As disclosed by management, accounts receivable is reported at an amount equal to the amount management expects to collect for providing healthcare services to its patients. This amount is inclusive of management’s estimate of factors such as implicit discounts and other adjustments, which are estimated using historical experience.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of patient accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate patient accounts receivable. These procedures also included, among others: (i) evaluating management’s process for developing its estimate of patient accounts receivable; (ii) testing the completeness, accuracy, and relevance of the underlying data used to estimate patient accounts receivable, including historical billing and reimbursement data; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which management expects to collect by comparing actual cash receipts related to patient accounts receivable balances which existed as of the prior period balance sheet date; and (iv) for the Outpatient Rehabilitation segment, developing an independent expectation of the net accounts receivable balance. Developing an independent expectation involved calculating the percentage of cash collections as compared to the corresponding revenue transactions either throughout the year or as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2023, and comparing the calculated balance to management’s estimate of the Outpatient Rehabilitation net accounts receivable balance.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 22, 2024
We have served as the Company’s auditor since 2005.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$97,906	$84,006
Accounts receivable	941,312	940,335
Prepaid income taxes	31,868	22,726
Current portion of interest rate cap contract	74,857	58,962
Other current assets	125,370	151,617
Total Current Assets	1,271,313	1,257,646
Operating lease right-of-use assets	1,169,740	1,188,616
Property and equipment, net	1,001,440	1,023,561
Goodwill	3,484,200	3,513,170
Identifiable intangible assets, net	351,662	329,916
Interest rate cap contract, net of current portion	45,200	—
Other assets	341,738	376,722
Total Assets	$7,665,293	$7,689,631
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$31,961	$30,274
Current operating lease liabilities	236,784	245,400
Current portion of long-term debt and notes payable	44,351	70,329
Accounts payable	186,729	174,312
Accrued payroll	209,789	238,768
Accrued vacation	150,695	157,748
Accrued interest	29,837	32,472
Accrued other	264,525	297,663
Income taxes payable	480	1,499
Total Current Liabilities	1,155,151	1,248,465
Non-current operating lease liabilities	1,008,394	1,025,867
Long-term debt, net of current portion	3,835,211	3,587,675
Non-current deferred tax liability	169,793	143,306
Other non-current liabilities	106,137	110,303
Total Liabilities	6,274,686	6,115,616
Commitments and contingencies (Note 20)
Redeemable non-controlling interests	34,043	26,297
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 127,173,871 and 128,369,492 shares issued and outstanding at 2022 and 2023, respectively	127	128
Capital in excess of par	452,183	493,413
Retained earnings	581,010	751,856
Accumulated other comprehensive income	88,602	42,907
Total Stockholders’ Equity	1,121,922	1,288,304
Non-controlling interests	234,642	259,414
Total Equity	1,356,564	1,547,718
Total Liabilities and Equity	$7,665,293	$7,689,631

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2022	2023
Revenue	$6,204,515	$6,333,538	$6,664,058
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	5,285,149	5,600,161	5,732,017
General and administrative	146,975	153,035	170,193
Depreciation and amortization	202,645	205,825	208,742
Total costs and expenses	5,634,769	5,959,021	6,110,952
Other operating income	144,028	28,766	1,768
Income from operations	713,774	403,283	554,874
Other income and expense:
Loss on early retirement of debt	—	—	(14,692)
Equity in earnings of unconsolidated subsidiaries	44,428	26,407	40,813
Gain on sale of businesses	2,155	—	—
Interest income	5,350	—	—
Interest expense	(135,985)	(169,111)	(198,639)
Income before income taxes	629,722	260,579	382,356
Income tax expense	129,773	62,553	82,625
Net income	499,949	198,026	299,731
Less: Net income attributable to non-controlling interests	97,724	39,032	56,240
Net income attributable to Select Medical Holdings Corporation	$402,225	$158,994	$243,491
Earnings per common share (Note 19):
Basic and diluted	$2.98	$1.23	$1.91

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2021	2022	2023
Net income	$499,949	$198,026	$299,731
Other comprehensive income (loss), net of tax:
Gain on interest rate cap contract	14,270	90,730	15,783
Reclassification adjustment for (gains) losses included in net income	39	(14,410)	(61,478)
Net change, net of tax expense of $(4,799), $(24,658) and $(15,202)	14,309	76,320	(45,695)
Comprehensive income	514,258	274,346	254,036
Less: Comprehensive income attributable to non-controlling interests	97,724	39,032	56,240
Comprehensive income attributable to Select Medical Holdings Corporation	$416,534	$235,314	$197,796

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Changes in Equity and Income
(in thousands)

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973
Net income attributable to Select Medical Holdings Corporation				402,225		402,225		402,225
Net income attributable to non-controlling interests						—	47,571	47,571
Cash dividends declared for common stockholders ($0.375 per share)				(50,600)		(50,600)		(50,600)
Issuance of restricted stock	1,363	1	(1)			—		—
Forfeitures of unvested restricted stock	(18)	0	0			—		—
Vesting of restricted stock			28,798			28,798		28,798
Repurchase of common shares	(2,311)	(2)	(33,322)	(46,152)		(79,476)		(79,476)
Issuance of non-controlling interests			3,646			3,646	17,540	21,186
Non-controlling interests acquired in business combination						—	11,153	11,153
Distributions to and purchases of non-controlling interests			(3,757)	(15,440)		(19,197)	(52,961)	(72,158)
Redemption value adjustment on non-controlling interests				(250,083)		(250,083)		(250,083)
Other comprehensive income					14,309	14,309		14,309
Other			(178)	57		(121)	125	4
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902
Net income attributable to Select Medical Holdings Corporation				158,994		158,994		158,994
Net income attributable to non-controlling interests						—	31,460	31,460
Cash dividends declared for common stockholders ($0.50 per share)				(64,589)		(64,589)		(64,589)
Issuance of restricted stock	1,642	1	(1)			—		—
Forfeitures of unvested restricted stock	(98)	0	0	64		64		64
Vesting of restricted stock			35,550			35,550		35,550
Repurchase of common shares	(8,255)	(8)	(87,838)	(107,682)		(195,528)		(195,528)
Issuance of non-controlling interests			665			665	9,505	10,170
Non-controlling interests acquired in business combination, measurement period adjustment						—	12,463	12,463
Distributions to and purchases of non-controlling interests			(507)	(2,450)		(2,957)	(34,707)	(37,664)
Redemption value adjustment on non-controlling interests				3,385		3,385		3,385
Other comprehensive income					76,320	76,320		76,320
Other				37		37		37
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564
Net income attributable to Select Medical Holdings Corporation				243,491		243,491		243,491
Net income attributable to non-controlling interests						—	48,153	48,153
Cash dividends declared for common stockholders ($0.50 per share)				(63,904)		(63,904)		(63,904)
Issuance of restricted stock	1,651	1	(1)			—		—
Forfeitures of unvested restricted stock	(12)	0	0	12		12		12
Vesting of restricted stock			43,619			43,619		43,619
Repurchase of common shares	(443)	0	(5,184)	(7,575)		(12,759)		(12,759)
Issuance of non-controlling interests			1,870			1,870	21,181	23,051
Non-controlling interests acquired in business combination						—	9,007	9,007
Distributions to and purchases of non-controlling interests			927	(2,672)		(1,745)	(53,569)	(55,314)
Redemption value adjustment on non-controlling interests				1,527		1,527		1,527
Other comprehensive income					(45,695)	(45,695)		(45,695)
Other			(1)	(33)		(34)		(34)
Balance at December 31, 2023	128,369	$128	$493,413	$751,856	$42,907	$1,288,304	$259,414	$1,547,718
The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2021	2022	2023
Operating activities
Net income	$499,949	$198,026	$299,731
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	37,002	21,911	23,417
Depreciation and amortization	202,645	205,825	208,742
Provision for expected credit losses	236	174	1,030
Equity in earnings of unconsolidated subsidiaries	(44,428)	(26,407)	(40,813)
Loss on extinguishment of debt	—	—	175
Gain on sale of assets and businesses	(2,409)	(2,714)	(57)
Stock compensation expense	30,940	37,755	43,809
Amortization of debt discount, premium and issuance costs	2,217	2,272	2,647
Deferred income taxes	5,055	7,521	(16,119)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	23,101	(52,183)	1,156
Other current assets	(2,418)	(4,866)	(29,374)
Other assets	(7,196)	16,491	10,031
Accounts payable	53,392	(48,042)	(6,412)
Accrued expenses	(73,159)	12,839	84,095
Government advances	(241,185)	(83,790)	—
Unearned government assistance	(82,514)	13	—
Net cash provided by operating activities	401,228	284,825	582,058
Investing activities
Business combinations, net of cash acquired	(81,911)	(26,987)	(29,567)
Purchases of property, equipment, and other assets	(180,537)	(190,372)	(229,200)
Investment in businesses	(20,967)	(17,323)	(9,873)
Proceeds from sale of assets and businesses	26,821	8,343	163
Net cash used in investing activities	(256,594)	(226,339)	(268,477)
Financing activities
Borrowings on revolving facilities	160,000	1,120,000	905,000
Payments on revolving facilities	—	(835,000)	(1,070,000)
Proceeds from term loans	—	—	2,092,232
Payments on term loans	—	—	(2,113,952)
Borrowings of other debt	33,013	25,666	31,399
Principal payments on other debt	(39,668)	(35,594)	(46,946)
Dividends paid to common stockholders	(50,600)	(64,589)	(63,904)
Repurchase of common stock	(79,476)	(195,528)	(12,759)
Increase (decrease) in overdrafts	42,353	(10,392)	(1,687)
Proceeds from issuance of non-controlling interests	20,732	9,530	22,935
Distributions to and purchases of non-controlling interests	(73,081)	(43,107)	(63,531)
Purchase of membership interests of Concentra Group Holdings Parent (Note 2)	(660,658)	(5,876)	(6,268)
Net cash used in financing activities	(647,385)	(34,890)	(327,481)
Net increase (decrease) in cash and cash equivalents	(502,751)	23,596	(13,900)
Cash and cash equivalents at beginning of period	577,061	74,310	97,906
Cash and cash equivalents at end of period	$74,310	$97,906	$84,006
Supplemental information:
Cash paid for interest, excluding amounts received of $19,584 and $82,818 under the interest rate cap contract for the years ended December 31, 2022 and 2023, respectively.	$132,203	$183,453	$272,261
Cash paid for taxes	181,184	32,290	88,510
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$23,441	$51,529	$18,403

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
The Company is, based on number of facilities, one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2023, the Company had operations in 46 states and the District of Columbia. As of December 31, 2023, the Company operated 107 critical illness recovery hospitals, 33 rehabilitation hospitals, 1,933 outpatient rehabilitation clinics, 544 occupational health centers, and 150 onsite clinics at employer worksites.
The Company operates through four business segments: the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. The Company’s critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and the rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to the Company’s critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. The Company’s outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. The Company’s Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services and onsite clinics located at employer worksites that deliver occupational health services.
Recent Accounting Guidance Not Yet Adopted
Leases
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
The Company will adopt this ASU using the prospective method of transition as of January 1, 2024. ASU 2023-01 will not have a material impact on the Company’s consolidated financial statements upon adoption.
Segment Reporting
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve disclosure of segment information so that investors can better understand an entity’s overall performance. The ASU requires entities to quantitatively disclose significant segment expenses that are regularly provided to the chief operating decision maker for each reportable segment, as well as the amount of other segment items for each reportable segment and a description of what the other segment items are comprised. Disclosure of multiple measures of profit or loss will be permitted by the ASU.
The ASU is effective for annual reporting periods beginning on or after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024; however, early adoption is permitted. The ASU is required to be applied retrospectively to all periods presented in the financial statements. The Company is currently reviewing the impact that ASU 2023-07 will have on the disclosures in our consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
Income Taxes
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency and decision usefulness of income tax disclosures. The ASU includes enhanced requirements on the rate reconciliation, including specific categories that must be disclosed, and provides a threshold over which reconciling items must be disclosed. The amendments in the update also require annual disclosure of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as any individual jurisdictions in which income taxes paid is greater than 5% of total income taxes paid.
The ASU is effective for annual periods beginning after December 15, 2023; however early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2023-09 will have on the disclosures in our consolidated financial statements.
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
At December 31, 2023, the Company’s other indefinite-lived intangible assets consist of trademarks, certificates of need, and accreditations. To determine the fair values of its trademarks, the Company uses a relief from royalty income approach. For the Company’s certificates of need and accreditations, the Company performs qualitative assessments. As part of these assessments, the Company evaluates the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying values, the Company will then perform a quantitative impairment assessment.
The Company’s most recent impairment assessments were completed as of October 1, 2023. The Company did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of common shares held by equity holders other than the Company in eight less than wholly owned subsidiaries. These shares are subject to redemption rights.
Prior to December 31, 2022, the Company’s redeemable non-controlling interests were primarily comprised of the voting membership interests held by equity holders other than the Company in Concentra Group Holdings Parent. During the years ended December 31, 2021, 2022, and 2023, Select and members of Concentra Group Holdings Parent entered into agreements pursuant to which Select acquired additional outstanding membership interests of Concentra Group Holdings Parent for $660.7 million, $5.9 million, and $6.3 million respectively. As of December 31, 2021, Select owned 100.0% of the outstanding voting membership interests of Concentra Group Holdings Parent. As of December 31, 2023, Concentra Group Holdings Parent is wholly owned by Select.
The changes in redeemable non-controlling interests are as follows:

	For the Year Ended December 31,
	2021	2022	2023
	(in thousands)
Balance as of January 1	$398,171	$39,033	$34,043
Net income attributable to redeemable non-controlling interests	50,153	7,572	8,087
Distributions to and purchases of redeemable non-controlling interests	(911)	(5,443)	(8,217)
Redemption value adjustment on redeemable non-controlling interests	250,083	(3,385)	(1,527)
Purchase of membership interests of Concentra Group Holdings Parent	(660,658)	(5,876)	(6,268)
Other	2,195	2,142	179
Balance as of December 31	$39,033	$34,043	$26,297
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 19% and 17% of the Company’s accounts receivable is due from Medicare at December 31, 2022 and 2023, respectively.
Revenues from providing services to patients covered under the Medicare program represented approximately 23%, 23%, and 22% of the Company’s total revenue for the years ended December 31, 2021, 2022, and 2023, respectively. As a provider of services under the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s critical illness recovery hospitals, rehabilitation hospitals, or outpatient rehabilitation clinics to comply with Medicare regulations can result in the Company receiving significantly less Medicare payments than the Company currently receives for the services it provides to its patients.
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
During the year ended December 31, 2023, the Company made acquisitions consisting of critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra businesses. The consideration given for these acquired businesses consisted principally of $29.6 million of cash and the issuance of $9.0 million of non-controlling interests. The Company allocated the purchase price of these acquired businesses to assets acquired and liabilities assumed, principally property and equipment and operating lease right-of-use assets and lease liabilities, based on their estimated fair values. The Company recognized goodwill of $6.6 million, $16.2 million, $2.3 million, and $3.9 million in our critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra reporting units, respectively.
5.     Variable Interest Entities
As of December 31, 2022 and 2023, the total assets of the Company’s variable interest entities were $232.1 million and $246.4 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2022 and 2023, the total liabilities of the Company’s variable interest entities were $78.8 million and $84.3 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $158.3 million and $161.8 million as of December 31, 2022 and 2023, respectively; these intercompany balances are eliminated in consolidation.

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
The Company’s total lease cost is as follows:

	For the Year Ended December 31,
	2021			2022			2023
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$283,595	$7,186	$290,781	$299,077	$7,245	$306,322	$310,000	$7,335	$317,335
Finance lease cost:
Amortization of right-of-use assets	647	—	647	1,488	—	1,488	1,572	—	1,572
Interest on lease liabilities	1,142	—	1,142	1,335	—	1,335	1,405	—	1,405
Short-term lease cost	269	—	269	74	—	74	—	—	—
Variable lease cost	52,666	426	53,092	57,335	462	57,797	64,920	84	65,004
Sublease income	(8,955)	—	(8,955)	(7,803)	—	(7,803)	(6,725)	—	(6,725)
Total lease cost	$329,364	$7,612	$336,976	$351,506	$7,707	$359,213	$371,172	$7,419	$378,591
Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
	2021	2022	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$294,576	$308,085	$317,256
Operating cash flows for finance leases	1,142	1,335	1,239
Financing cash flows for finance leases	616	1,472	1,617
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	284,657	340,845	270,153
Finance leases	4,545	495	—

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2022			2023
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Operating Leases	(in thousands)
Operating lease right-of-use assets	$1,136,014	$33,726	$1,169,740	$1,159,025	$29,591	$1,188,616

Current operating lease liabilities	$231,595	$5,189	$236,784	$239,807	$5,593	$245,400
Non-current operating lease liabilities	977,645	30,749	1,008,394	1,000,583	25,284	1,025,867
Total operating lease liabilities	$1,209,240	$35,938	$1,245,178	$1,240,390	$30,877	$1,271,267

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Leases (Continued)

	December 31,
	2022			2023
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Finance Leases	(in thousands)
Property and equipment, net	$7,563	$—	$7,563	$6,035	$—	$6,035

Current portion of long-term debt and notes payable	$1,628	$—	$1,628	$1,385	$—	$1,385
Long-term debt, net of current portion	15,478	—	15,478	14,103	—	14,103
Total finance lease liabilities	$17,106	$—	$17,106	$15,488	$—	$15,488
The weighted average remaining lease terms and discount rates are as follows:

	December 31,
	2022	2023
Weighted average remaining lease term (in years):
Operating leases	7.8	7.7
Finance leases	24.8	25.9
Weighted average discount rate:
Operating leases	5.8%	6.1%
Finance leases	7.4%	7.4%
As of December 31, 2023, maturities of lease liabilities are approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2024	$313,222	$2,499
2025	270,654	2,227
2026	235,529	2,157
2027	187,853	1,641
2028	138,320	1,272
Thereafter	524,516	25,387
Total undiscounted cash flows	1,670,094	35,183
Less: Imputed interest	398,827	19,695
Total discounted lease liabilities	$1,271,267	$15,488

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2022	2023
	(in thousands)
Land	$96,630	$96,492
Leasehold improvements	726,165	824,986
Buildings	579,223	589,690
Furniture and equipment	790,410	879,429
Construction-in-progress	88,932	58,102
Total property and equipment	2,281,360	2,448,699
Accumulated depreciation	(1,279,920)	(1,425,138)
Property and equipment, net	$1,001,440	$1,023,561
Depreciation expense was $173.2 million, $174.8 million, and $177.1 million for the years ended December 31, 2021, 2022, and 2023, respectively.
8.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2022 and 2023:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of January 1, 2022	$1,131,440	$442,155	$654,125	$1,221,192	$3,448,912
Acquisition of businesses	6,505	—	10,853	4,679	22,037
Measurement period adjustment	13,251	—	—	—	13,251
Balance as of December 31, 2022	1,151,196	442,155	664,978	1,225,871	3,484,200
Acquisition of businesses	6,606	16,185	2,305	3,874	28,970
Balance as of December 31, 2023	$1,157,802	$458,340	$667,283	$1,229,745	$3,513,170

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Intangible Assets (Continued)

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2022			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	22,827	—	22,827	26,183	—	26,183
Accreditations	1,836	—	1,836	1,836	—	1,836
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	310,279	(170,265)	140,014	317,571	(200,312)	117,259
Non-compete agreements	36,729	(16,442)	20,287	38,262	(20,322)	17,940
Total identifiable intangible assets	$543,369	$(191,707)	$351,662	$555,550	$(225,634)	$329,916
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At December 31, 2023, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 5.7 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $29.5 million, $31.0 million, and $31.7 million for the years ended December 31, 2021, 2022, and 2023, respectively.
Estimated amortization expense of the Company’s finite-lived intangible assets for each of the five succeeding years is as follows:

	2024	2025	2026	2027	2028
	(in thousands)
Amortization expense	$23,249	$16,535	$15,385	$14,441	$13,337
9.     Equity Method Investments
The Company’s equity method investments consist principally of minority ownership interests in rehabilitation businesses. Equity method investments of $292.6 million and $316.0 million are presented as part of other assets in the consolidated balance sheets as of December 31, 2022 and 2023, respectively. At December 31, 2023, these businesses primarily consist of the following ownership interests:

BIR JV, LLP	49.0%
OHRH, LLC	49.0%
GlobalRehab—Scottsdale, LLC	49.0%
ES Rehabilitation, LLC	49.0%
BHSM Rehabilitation, LLC	49.0%
RSH Property Ventures, LLC	50.0%

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Equity Method Investments (Continued)

The Company provides contracted services, principally employee leasing services, and charges management fees to related parties affiliated through its equity method investments. Revenue generated from contracted services provided and management fees charged to related parties affiliated through the Company’s equity method investments was $332.0 million, $374.1 million, and $402.8 million for the years ended December 31, 2021, 2022, and 2023, respectively.
The Company had receivables from related parties affiliated through its equity method investments of $16.3 million and $4.3 million, which are included as part of other current assets and other assets in the consolidated balance sheet, respectively, as of December 31, 2022. The Company has receivables from related parties of $18.2 million and $4.5 million, which are included as part of other current assets and other assets in the consolidated balance sheet, respectively, as of December 31, 2023.
The Company had liabilities for the operating cash it holds on behalf of certain rehabilitation businesses in which it has an equity method investment. These liabilities were $37.0 million and $66.3 million as of December 31, 2022 and 2023, respectively, and are included as part of accrued other in the consolidated balance sheets.
Summarized combined financial information of the rehabilitation businesses in which the Company has a minority ownership interest is as follows:

	December 31,
	2022	2023
	(in thousands)
Current assets	$195,712	$229,920
Non-current assets	381,533	523,762
Total assets	$577,245	$753,682
Current liabilities	$82,626	$91,614
Non-current liabilities	108,629	225,209
Equity	385,990	436,859
Total liabilities and equity	$577,245	$753,682

	For the Year Ended December 31,
	2021	2022	2023
	(in thousands)
Revenues	$587,445	$624,348	$702,040
Cost of services and other operating expenses	503,880	566,014	621,107
Net income	87,528	57,811	81,122
10.     Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. At December 31, 2022 and 2023, provisions for losses for professional liability risks retained by the Company have been discounted at 3%.
The Company recorded a liability of $192.3 million and $179.1 million related to these programs at December 31, 2022 and 2023, respectively. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $197.2 million and $183.7 million at December 31, 2022 and 2023, respectively. At December 31, 2022 and 2023, the Company recorded insurance proceeds receivable of $13.1 million and $11.6 million, respectively, for liabilities which exceeded its deductibles and self-insured retention limits and are recoverable through its insurance policies.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable
As of December 31, 2023, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$15,533	$(7,937)	$1,232,596	$1,228,063
Credit facilities:
Revolving facility	280,000	—	—	280,000	278,600
Term loan	2,092,485	(12,040)	(3,229)	2,077,216	2,092,485
Other debt, including finance leases	68,255	—	(63)	68,192	68,192
Total debt	$3,665,740	$3,493	$(11,229)	$3,658,004	$3,667,340
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$1,225,000	$—	$—	$—	$1,225,000
Credit facilities:
Revolving facility	—	—	—	280,000	—	—	280,000
Term loan	21,030	21,030	21,030	2,029,395	—	—	2,092,485
Other debt, including finance leases	49,299	2,594	2,461	1,942	1,620	10,339	68,255
Total debt	$70,329	$23,624	$1,248,491	$2,311,337	$1,620	$10,339	$3,665,740
As of December 31, 2022, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$21,555	$(10,948)	$1,235,607	$1,163,689
Credit facilities:
Revolving facility	445,000	—	—	445,000	443,331
Term loan	2,103,437	(4,376)	(4,771)	2,094,290	2,056,110
Other debt, including finance leases	104,800	—	(135)	104,665	104,665
Total debt	$3,878,237	$17,179	$(15,854)	$3,879,562	$3,767,795

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable (Continued)

Credit Facilities
On March 6, 2017, Select entered into a senior secured credit agreement (the “credit agreement”). On February 21, 2023, the Company entered into Amendment No. 6 to the credit agreement, which extended the maturity date on $530.0 million of the total borrowing capacity of $650.0 million under the revolving credit facility (the “revolving facility” and, together with the term loan, the “credit facilities”) to March 6, 2025. On May 31, 2023, Select entered into Amendment No. 7 to the credit agreement. Amendment No 7. replaced the interest rate based on LIBOR and LIBOR-based mechanics applicable to borrowings under the credit agreement with an interest rate based on Adjusted Term SOFR (as defined in the credit agreement). The Adjusted Term SOFR Rate includes a credit spread adjustment of 0.10%. On July 31, 2023, the Company entered into Amendment No. 8 to the credit agreement, which provided a new tranche of term loans in an aggregate principal amount of $2,103.0 million to replace the existing term loans and a $710.0 million new revolving facility to replace the existing revolving facility. The term loans and the extended revolving facility will mature on March 6, 2027, with an early springing maturity 90 days prior to the senior notes maturity, triggered if more than $300 million of senior notes remain outstanding on May 15, 2026. The amendment also removed the credit spread adjustment of 0.10% for the term loan such that the term loan has an interest rate based on Term SOFR. The interest rate for the revolving facility continues to be based on Adjusted Term SOFR, which includes the credit spread adjustment of 0.10%. On August 31, 2023, the Company entered into Amendment No. 9 to the credit agreement, which increased the revolving facility commitments from $710.0 million to $770.0 million. During the year-ended December 31, 2023, the Company recognized a $14.7 million loss on early retirement of debt as a result of Amendment No. 8 to the Select credit agreement.
At December 31, 2023, Select had $434.2 million of availability under the revolving facility after giving effect to $280.0 million of outstanding borrowings and $55.8 million of outstanding letters of credit.
The interest rate on the term loan is equal to Term SOFR plus a percentage ranging from 2.75% to 3.00%, or the Alternative Base Rate (as defined in the credit agreement) plus a percentage ranging from 1.75% to 2.00%, in each case subject to a specified leverage ratio. The interest rate on the revolving facility is equal to Adjusted Term SOFR plus a percentage ranging from 2.25% to 2.50%, or the Alternative Base Rate (as defined in the credit agreement) plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio. As of December 31, 2023, the term loan borrowings bear interest at a rate that is indexed to one-month Term SOFR plus 3.00%. As of December 31, 2023, the revolving facility borrowings bear interest either at a rate indexed to one-month Adjusted Term SOFR plus 2.50% or the Alternative Base Rate plus 1.50%.
The revolving facility requires Select to maintain a leverage ratio, as specified in the credit agreement, not to exceed 7.00 to 1.00. As of December 31, 2023, Select’s leverage ratio was 4.54 to 1.00.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable (Continued)

For the year ended December 31, 2023, the Select credit agreement will require a prepayment of borrowings of 50% of excess cash flow, which will result in a payment of $79.1 million. The Company expects to use borrowings under the revolving facility to make all or a portion of the required prepayment during the quarter ended March 31, 2024; accordingly, the prepayment is reflected in long-term debt, net of the current portion reflected on the consolidated balance sheet as of December 31, 2023. Upon prepayment, Select will not be required to make the quarterly amortization payments on the Select term loan, as specified in the credit agreement, through the maturity of the revolving facility.
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
12.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan, which bears interest at a rate that is indexed to one-month Term SOFR, as discussed further in Note 11 – Long-Term Debt and Notes Payable. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the variable rate index to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and became effective March 31, 2021 for the monthly periods from and including April 30, 2021 through September 30, 2024. The Company pays a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% on the notional amount, or approximately $1.8 million.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Interest Rate Cap (Continued)
The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	For the Year Ended December 31,
	2021	2022	2023
	(in thousands)
Balance as of January 1	$(2,027)	$12,282	$88,602
Gain on interest rate cap contract	14,270	90,730	15,783
Amounts reclassified from accumulated other comprehensive income (loss)	39	(14,410)	(61,478)
Balance as of December 31	$12,282	$88,602	$42,907
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) are as follows:

	For the Year Ended December 31,
Statement of Operations	2021	2022	2023
	(in thousands)
Gains (losses) included in interest expense	$(51)	$19,086	$80,766
Income tax benefit (expense)	12	(4,676)	(19,288)
Amounts reclassified from accumulated other comprehensive income (loss)	$(39)	$14,410	$61,478
The Company expects that approximately $56.4 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.
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

			December 31,
Financial Instrument	Balance Sheet Classification	Level	2022	2023
			(in thousands)
Asset:
Interest rate cap contract, current portion	Current portion of interest rate cap contract	Level 2	$74,857	$58,962
Interest rate cap contract, non-current portion	Interest rate cap contract, net of current portion	Level 2	45,200	—

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

		December 31, 2022		December 31, 2023
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,235,607	$1,163,689	$1,232,596	$1,228,063
Credit facilities:
Revolving facility	Level 2	445,000	443,331	280,000	278,600
Term loan	Level 2	2,094,290	2,056,110	2,077,216	2,092,485
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments.
14.     Stock Repurchase Program
Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The program is in effect until December 31, 2025, unless extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the revolving facility. The common stock repurchase program has available capacity of $399.7 million as of December 31, 2023. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023.
The share repurchases and the cost associated with those repurchases are as follows:

	For the Year Ended December 31,
	2021	2022	2023
Shares repurchased	1,770,720	7,883,195	—
Cost of shares repurchased (in thousands)	$58,598	$185,119	$—
15.     Segment Information
The Company identifies its segments according to how the chief operating decision maker evaluates financial performance and allocates resources. The Company’s reportable segments consist of the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services provided to related parties affiliated through the Company’s equity method investments. For the years ended December 31, 2021 and 2022, the Company’s other activities also include other operating income related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to the coronavirus disease 2019 (“COVID-19”). Refer to Note 21 – CARES Act for further information.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information (Continued)

The following tables summarize selected financial data for the Company’s reportable segments.

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,246,772	$849,340	$1,084,361	$1,732,041	$292,001	$6,204,515
Adjusted EBITDA	267,993	184,704	138,275	389,616	(33,229)	947,359
Total assets	2,304,116	1,194,136	1,348,316	2,275,345	238,258	7,360,171
Capital expenditures	65,690	13,003	36,301	46,787	18,756	180,537

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,234,132	$916,763	$1,125,282	$1,724,359	$333,002	$6,333,538
Adjusted EBITDA	111,344	198,034	101,860	334,337	(98,712)	646,863
Total assets	2,484,542	1,200,767	1,371,123	2,281,647	327,214	7,665,293
Capital expenditures	79,524	14,426	40,677	45,983	9,762	190,372

	For the Year Ended December 31, 2023
	Critical Illness Recovery Hospitals	Rehabilitation Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,299,773	$979,585	$1,188,914	$1,838,081	$357,705	$6,664,058
Adjusted EBITDA	246,015	221,875	111,868	361,334	(133,667)	807,425
Total assets	2,496,886	1,233,888	1,380,447	2,330,206	248,204	7,689,631
Capital expenditures	93,036	21,922	38,776	69,340	6,126	229,200
A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$267,993	$184,704	$138,275	$389,616	$(33,229)
Depreciation and amortization	(53,094)	(27,677)	(29,592)	(82,210)	(10,072)
Stock compensation expense	—	—	—	(2,142)	(28,798)
Income (loss) from operations	$214,899	$157,027	$108,683	$305,264	$(72,099)	$713,774
Equity in earnings of unconsolidated subsidiaries						44,428
Gain on sale of businesses						2,155
Interest income						5,350
Interest expense						(135,985)
Income before income taxes						$629,722

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information (Continued)

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$111,344	$198,034	$101,860	$334,337	$(98,712)
Depreciation and amortization	(61,565)	(27,814)	(32,663)	(73,667)	(10,116)
Stock compensation expense	—	—	—	(2,141)	(35,614)
Income (loss) from operations	$49,779	$170,220	$69,197	$258,529	$(144,442)	$403,283
Equity in earnings of unconsolidated subsidiaries						26,407
Interest expense						(169,111)
Income before income taxes						$260,579

	For the Year Ended December 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$246,015	$221,875	$111,868	$361,334	$(133,667)
Depreciation and amortization	(63,865)	(28,055)	(35,210)	(73,051)	(8,561)
Stock compensation expense	—	—	—	(651)	(43,158)
Income (loss) from operations	$182,150	$193,820	$76,658	$287,632	$(185,386)	$554,874
Loss on early retirement of debt						(14,692)
Equity in earnings of unconsolidated subsidiaries						40,813
Interest expense						(198,639)
Income before income taxes						$382,356
16.    Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue:

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$833,387	$412,440	$172,064	$1,079	$—	$1,418,970
Non-Medicare	1,401,414	394,809	843,803	1,723,804	—	4,363,830
Total patient services revenue	2,234,801	807,249	1,015,867	1,724,883	—	5,782,800
Other revenue	11,971	42,091	68,494	7,158	292,001	421,715
Total revenue	$2,246,772	$849,340	$1,084,361	$1,732,041	$292,001	$6,204,515

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Revenue from Contracts with Customers (Continued)

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$848,706	$423,739	$175,252	$849	$—	$1,448,546
Non-Medicare	1,376,269	448,467	878,979	1,718,300	—	4,422,015
Total patient services revenue	2,224,975	872,206	1,054,231	1,719,149	—	5,870,561
Other revenue	9,157	44,557	71,051	5,210	333,002	462,977
Total revenue	$2,234,132	$916,763	$1,125,282	$1,724,359	$333,002	$6,333,538

	For the Year Ended December 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$840,187	$462,476	$182,346	$1,067	$—	$1,486,076
Non-Medicare	1,455,772	468,439	931,124	1,831,008	—	4,686,343
Total patient services revenue	2,295,959	930,915	1,113,470	1,832,075	—	6,172,419
Other revenue	3,814	48,670	75,444	6,006	357,705	491,639
Total revenue	$2,299,773	$979,585	$1,188,914	$1,838,081	$357,705	$6,664,058
17.     Stock-based Compensation
Holdings’ equity incentive plan provides for the issuance of various stock-based awards. Under its current plan, Holdings has issued restricted stock awards. The equity plan currently allows for the issuance of 7,612,000 awards, as adjusted for cancelled or forfeited awards through December 31, 2023. As of December 31, 2023, Holdings has capacity to issue 1,477,956 stock-based awards under its equity plan. The equity plan allows for authorized but previously unissued shares or shares previously issued and outstanding and reacquired by Holdings to satisfy these awards.
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
Transactions related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, January 1, 2023	4,622	$26.99
Granted	1,651	29.06
Vested	(1,750)	19.36
Forfeited	(12)	26.75
Unvested balance, December 31, 2023	4,511	$30.71
For the years ended December 31, 2021, 2022, and 2023, the weighted average grant date fair values of restricted stock awards granted were $38.59, $28.41, and $29.06, respectively. For the years ended December 31, 2021, 2022, and 2023, the fair values of restricted stock awards vested were $27.6 million, $24.6 million, and $33.9 million, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Stock-based Compensation (Continued)

Stock compensation expense recognized by the Company is as follows:

	For the Year Ended December 31,
	2021	2022	2023
	(in thousands)
Stock compensation expense:
Included in general and administrative	$24,598	$30,555	$36,041
Included in cost of services	6,342	7,200	7,768
Total	$30,940	$37,755	$43,809
Future stock compensation expense based on current stock-based awards is estimated to be as follows:

	2024	2025	2026	2027
	(in thousands)
Stock compensation expense	$40,830	$25,019	$10,884	$1,418

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Income Taxes
The components of the Company’s income tax expense for the years ended December 31, 2021, 2022, and 2023, are as follows:

	For the Year Ended December 31,
	2021	2022	2023
	(in thousands)
Current income tax expense:
Federal	$99,254	$42,000	$76,878
State and local	25,464	13,032	21,866
Total current income tax expense	124,718	55,032	98,744
Deferred income tax expense (benefit)	5,055	7,521	(16,119)
Total income tax expense	$129,773	$62,553	$82,625
Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2021	2022	2023
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, less federal income tax benefit	4.2	5.0	4.9
Permanent differences	0.5	0.7	0.7
Deferred income taxes — state income tax rate adjustment	(1.2)	0.6	(1.0)
Valuation allowance	0.2	1.7	(0.7)
Limitation on officers’ compensation	0.9	2.0	2.0
Tax credits	(0.4)	(1.6)	(1.1)
Stock-based compensation	(1.7)	(0.8)	(0.7)
Non-controlling interest	(1.9)	(4.2)	(3.7)
Other	(1.0)	(0.4)	0.2
Effective income tax rate	20.6%	24.0%	21.6%

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Income Taxes (Continued)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2023
	(in thousands)
Deferred tax assets
Implicit discounts and adjustments	$13,345	$15,794
Compensation and benefit-related accruals	57,669	58,176
Professional malpractice liability insurance	21,885	21,447
Federal and state net operating loss and state tax credit carryforwards	32,940	28,766
Interest limitation carryforward	13,554	17,683
Stock awards	5,608	7,150
Equity investments	5,073	4,724
Operating lease liabilities	251,058	254,972
Research and experimental expenditures	9,022	21,049
Other	2,380	2,995
Deferred tax assets	$412,534	$432,756
Valuation allowance	(20,444)	(17,427)
Deferred tax assets, net of valuation allowance	$392,090	$415,329
Deferred tax liabilities
Investment in unconsolidated affiliates	$(16,370)	$(16,788)
Depreciation and amortization	(260,237)	(264,715)
Deferred financing costs	(2,425)	(1,483)
Operating lease right-of-use assets	(233,188)	(236,243)
Derivatives	(28,739)	(14,151)
Other	(3,936)	(4,167)
Deferred tax liabilities	$(544,895)	$(537,547)
Deferred tax liabilities, net of deferred tax assets	$(152,805)	$(122,218)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2022	2023
	(in thousands)
Other assets	$16,988	$21,088
Non-current deferred tax liability	(169,793)	(143,306)
	$(152,805)	$(122,218)
As of December 31, 2022 and 2023, the Company’s valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities.
For the year ended December 31, 2022, the Company recorded a net valuation allowance increase of $2.7 million. These changes resulted from net changes in state net operating losses. For the year ended December 31, 2023, the Company recorded a net valuation allowance decrease of $3.0 million. The changes in the Company’s valuation allowance were recognized as a result of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Income Taxes (Continued)

At December 31, 2022 and 2023, the Company’s net deferred tax liabilities of approximately $152.8 million and $122.2 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effect on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.
The total state net operating losses are approximately $628.3 million. State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2024	$32,944	$30,882
2025	48,074	46,793
2026	26,643	24,809
2027	40,677	39,094
Thereafter through 2042	479,960	336,985

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.     Earnings per Share
The following table sets forth the net income attributable to the Company, its common shares outstanding, and its participating securities outstanding. There were no contractual dividends paid for the years ended December 31, 2021, 2022, and 2023.

	Basic and Diluted EPS
	For the Year Ended December 31,
	2021	2022	2023
	(in thousands)
Net income	$499,949	$198,026	$299,731
Less: net income attributable to non-controlling interests	97,724	39,032	56,240
Net income attributable to the Company	402,225	158,994	243,491
Less: Distributed and undistributed income attributable to participating securities	13,435	5,609	8,773
Distributed and undistributed income attributable to common shares	$388,790	$153,385	$234,718
The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2021
	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$388,790	130,249	$2.98
Participating securities	13,435	4,501	2.98
Total Company	$402,225

	For the Year Ended December 31, 2022
	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$153,385	124,628	$1.23
Participating securities	5,609	4,557	1.23
Total Company	$158,994

	For the Year Ended December 31, 2023
	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$234,718	123,105	$1.91
Participating securities	8,773	4,601	$1.91
Total Company	$243,491
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.     Commitments and Contingencies
Construction Commitments
At December 31, 2023, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $16.4 million.
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned hospital and outpatient clinic operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $37.0 million for professional malpractice liability insurance and $40.0 million for general liability insurance. For the Company’s Concentra center operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $29.0 million for professional malpractice liability insurance and $29.0 million for general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has designed a separate insurance program that responds to the risks of specific joint ventures. Most of the Company’s joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company also maintains additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability insurance, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages so coverage is available to the extent insurable under the law of any applicable jurisdiction, and are subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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

20.     Commitments and Contingencies (Continued)

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
Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In October and December 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
California Department of Insurance Investigation. On February 5, 2024, Concentra received a subpoena from the California Department of Insurance relating to an investigation under the California Insurance Frauds Prevention Act (“IFPA”), Cal. Ins. Code § 1871.7 et seq., which allows a whistleblower to file a false claims lawsuit based on the submission of false or fraudulent claims to insurance companies. The subpoena seeks documentation relating mainly to Concentra’s billing and coding for physical therapy claims submitted to commercial insurers and workers compensation carriers located or doing business in California. The Company intends to produce the requested documents and to cooperate on this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
Perry Johnson & Associates, Inc. Data Breach. On November 10, 2023, Perry Johnson & Associates, Inc., a third-party vendor of health information technology solutions that provides medical transcription services (“PJ&A”), notified Concentra Health Services, Inc. (“Concentra”) that certain information related to particular Concentra patients was potentially affected by a cybersecurity event. This event occurred solely at PJ&A and was not the result of any activities or inaction on Concentra’s part. In February 2024, Concentra sent notices to almost four million patients who may have been impacted by the data breach. On February 20, 2024, Concentra became aware of a class action lawsuit filed in the U.S. District Court for the Eastern District of Michigan on February 19, 2024 against PJ&A and Concentra. The lawsuit was brought by Elliot Curry, individually and on behalf of all others similarly situated. Plaintiff alleges, among other things, that he became the victim of identity theft as a result of the PJ&A data breach and that Concentra had lax data security policies. The Company is working with its cybersecurity risk insurance policy carrier and does not believe that the data breach or the lawsuit will have a material impact on its operations or financial performance. However, at this time, the Company is unable to predict the timing and outcome of this matter.
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

21.     CARES Act
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
As part of the terms and conditions of the Provider Relief Fund program, the Company must adhere to certain reporting requirements associated with payments received from the Provider Relief Fund. Recipients must report to HHS on their use of Provider Relief Fund payments by specified deadlines; these deadlines differ depending on when the payments were received by the recipient. The Company has adhered with these reporting requirements and will complete any remaining reporting obligations as the reporting comes due.
In the absence of specific guidance for government grants under U.S. GAAP, the Company accounted for the payments it received in accordance with International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the Company’s accounting policy, payments are recognized as other operating income when it is probable that it has complied with the terms and conditions of the payments. The Company assessed its eligibility to utilize certain Provider Relief Fund payments and whether those payments were used in accordance with the terms and conditions set forth by HHS and within the Coronavirus Response and Relief Supplemental Appropriations Act of 2021. Based on the Company’s assessments, during the years ended December 31, 2020, 2021, and 2022, the Company determined that it complied with the terms and conditions associated with the Provider Relief Fund payments and was eligible to recognize approximately $90.0 million, $123.8 million, and $23.8 million, respectively, of Provider Relief Fund payments as other operating income. We did not receive any payments or recognize any payments from the Provider Relief Fund as other operating income during the year ended December 31, 2023. The Company had $0.1 million of unearned Provider Relief Funds at December 31, 2023, which is included within Accrued other on the Consolidated Balance Sheet.
Medicare Accelerated and Advance Payments Program
The Company’s consolidated subsidiaries received approximately $325.0 million of advance payments under CMS’s Accelerated and Advance Payment Program, which was temporarily expanded by the CARES Act during the year ended December 31, 2020. The Company received the majority of its advance payments in April 2020 and CMS began recouping a portion of the Medicare payments due to the Company beginning in April 2021. CMS recouped $241.2 million and $83.8 million of Medicare payments during the years ended December 31, 2021 and 2022. The Company does not have any unpaid advances outstanding at December 31, 2023.
Employer Payroll Tax Deferral
From April 2020 through December 31, 2020, the Company deferred payment on $106.2 million payroll taxes owed, as allowed by the CARES Act. The Company repaid $53.2 million and $53.0 million of payroll taxes during the years ended December 31, 2021 and 2022.
22.     Subsequent Events
On January 3, 2024, the Company announced its intention to separate the Company’s Concentra business, with the intention to create a new, publicly traded company by the end of the fiscal year 2024.
On February 13, 2024, the Company’s Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about March 13, 2024, to stockholders of record as of the close of business on March 1, 2024.

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 22, 2024, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Income Tax Valuation Allowance
Year ended December 31, 2023	$20,444	$(3,017)	$—	$—	$17,427
Year ended December 31, 2022	$17,773	$2,671	$—	$—	$20,444
Year ended December 31, 2021	$17,339	$434	$—	$—	$17,773
_______________________________________________________________________________
(1)Includes valuation allowance reserves resulting from business combinations.
(2)Valuation allowance deductions relate to the disposition of certain subsidiaries.