Form 10-Q
period 2024-03-31
SELECT MEDICAL HOLDINGS CORP
filed 2024-05-02
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2024, Select Medical Holdings Corporation had outstanding 130,031,562 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2023	March 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$84,006	$92,620
Accounts receivable	940,335	1,134,788
Prepaid income taxes	22,726	9,034
Current portion of interest rate cap contract	58,962	42,660
Other current assets	151,617	161,238
Total Current Assets	1,257,646	1,440,340
Operating lease right-of-use assets	1,188,616	1,176,713
Property and equipment, net	1,023,561	1,024,626
Goodwill	3,513,170	3,517,071
Identifiable intangible assets, net	329,916	324,125
Other assets	376,722	375,388
Total Assets	$7,689,631	$7,858,263
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$30,274	$28,534
Current operating lease liabilities	245,400	245,617
Current portion of long-term debt and notes payable	70,329	60,184
Accounts payable	174,312	163,551
Accrued and other liabilities	728,150	686,491
Total Current Liabilities	1,248,465	1,184,377
Non-current operating lease liabilities	1,025,867	1,015,160
Long-term debt, net of current portion	3,587,675	3,758,631
Non-current deferred tax liability	143,306	133,987
Other non-current liabilities	110,303	100,175
Total Liabilities	6,115,616	6,192,330
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	26,297	28,290
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 128,369,492 and 128,357,832 shares issued and outstanding at 2023 and 2024, respectively	128	128
Capital in excess of par	493,413	505,403
Retained earnings	751,856	830,821
Accumulated other comprehensive income	42,907	30,930
Total Stockholders’ Equity	1,288,304	1,367,282
Non-controlling interests	259,414	270,361
Total Equity	1,547,718	1,637,643
Total Liabilities and Equity	$7,689,631	$7,858,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2024
Revenue	$1,664,980	$1,788,809
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,418,819	1,494,610
General and administrative	42,279	48,447
Depreciation and amortization	52,425	54,069
Total costs and expenses	1,513,523	1,597,126
Other operating income	—	2,284
Income from operations	151,457	193,967
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	8,556	10,421
Interest expense	(48,571)	(50,763)
Income before income taxes	111,442	153,625
Income tax expense	26,185	36,458
Net income	85,257	117,167
Less: Net income attributable to non-controlling interests	14,452	20,270
Net income attributable to Select Medical Holdings Corporation	$70,805	$96,897
Earnings per common share (Note 13):
Basic and diluted	$0.56	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2023	2024
Net income	$85,257	$117,167
Other comprehensive loss, net of tax:
Gain (loss) on interest rate cap contract	(2,696)	4,370
Reclassification adjustment for gains included in net income	(13,252)	(16,347)
Net change, net of tax benefit of $5,175, and $3,782	(15,948)	(11,977)
Comprehensive income	69,309	105,190
Less: Comprehensive income attributable to non-controlling interests	14,452	20,270
Comprehensive income attributable to Select Medical Holdings Corporation	$54,857	$84,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2024

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	128,369	$128	$493,413	$751,856	$42,907	$1,288,304	$259,414	$1,547,718
Net income attributable to Select Medical Holdings Corporation				96,897		96,897		96,897
Net income attributable to non-controlling interests						—	17,845	17,845
Cash dividends declared for common stockholders ($0.125 per share)				(16,045)		(16,045)		(16,045)
Issuance of restricted stock	1	0	0			—		—
Forfeitures of unvested restricted stock	(12)	0	0	14		14		14
Vesting of restricted stock			11,596			11,596		11,596
Issuance of non-controlling interests						—	4,002	4,002
Distributions to and purchases of non-controlling interests			394			394	(10,900)	(10,506)
Redemption value adjustment on non-controlling interests				(1,901)		(1,901)		(1,901)
Other comprehensive loss					(11,977)	(11,977)		(11,977)
Balance at March 31, 2024	128,358	$128	$505,403	$830,821	$30,930	$1,367,282	$270,361	$1,637,643

	For the Three Months Ended March 31, 2023

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564
Net income attributable to Select Medical Holdings Corporation				70,805		70,805		70,805
Net income attributable to non-controlling interests						—	12,811	12,811
Cash dividends declared for common stockholders ($0.125 per share)				(15,897)		(15,897)		(15,897)
Issuance of restricted stock	3	0	0			—		—
Vesting of restricted stock			10,003			10,003		10,003
Issuance of non-controlling interests						—	2,731	2,731
Non-controlling interests acquired in business combination						—	3,877	3,877
Distributions to and purchases of non-controlling interests						—	(6,069)	(6,069)
Redemption value adjustment on non-controlling interests				(436)		(436)		(436)
Other comprehensive loss					(15,948)	(15,948)		(15,948)
Other			(1)	1		—		—
Balance at March 31, 2023	127,176	$127	$462,185	$635,483	$72,654	$1,170,449	$247,992	$1,418,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2023	2024
Operating activities
Net income	$85,257	$117,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	2,566	12,374
Depreciation and amortization	52,425	54,069
Provision for expected credit losses	429	854
Equity in earnings of unconsolidated subsidiaries	(8,556)	(10,421)
(Gain) loss on sale or disposal of assets	(7)	44
Stock compensation expense	10,181	11,610
Amortization of debt discount, premium, and issuance costs	565	750
Deferred income taxes	(2,601)	(6,891)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(55,397)	(195,308)
Other current assets	(11,742)	(9,611)
Other assets	3,659	2,363
Accounts payable	(4,564)	(5,718)
Accrued expenses	(20,775)	(37,971)
Net cash provided by (used in) operating activities	51,440	(66,689)
Investing activities
Business combinations, net of cash acquired	(397)	(5,405)
Purchases of property, equipment, and other assets	(58,885)	(52,517)
Investment in businesses	(9,800)	—
Proceeds from sale of assets and businesses	20	265
Net cash used in investing activities	(69,062)	(57,657)
Financing activities
Borrowings on revolving facilities	225,000	495,000
Payments on revolving facilities	(210,000)	(265,000)
Payments on term loans	—	(79,085)
Borrowings of other debt	21,448	17,728
Principal payments on other debt	(11,170)	(9,061)
Dividends paid to common stockholders	(15,897)	(16,045)
Decrease in overdrafts	(724)	(1,740)
Proceeds from issuance of non-controlling interests	2,731	4,002
Distributions to and purchases of non-controlling interests	(7,969)	(12,839)
Net cash provided by financing activities	3,419	132,960
Net increase (decrease) in cash and cash equivalents	(14,203)	8,614
Cash and cash equivalents at beginning of period	97,906	84,006
Cash and cash equivalents at end of period	$83,703	$92,620
Supplemental information
Cash paid for interest, excluding amounts received of $17,828 and $22,515 under the interest rate cap contract	$84,531	$88,834
Cash paid for taxes	336	604

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of March 31, 2024, and for the three month periods ended March 31, 2023 and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024.
2.    Accounting Policies
Recent Accounting Guidance Not Yet Adopted
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
The ASU is effective for annual periods beginning after December 15, 2024; however early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2023-09 will have to the disclosures in our consolidated financial statements.

Recently Adopted Accounting Guidance
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
The Company adopted this ASU using the prospective method of transition on January 1, 2024. There was not a material impact on the Company’s consolidated financial statements upon adoption.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 17% and 20% of the Company’s accounts receivable is due from Medicare at both December 31, 2023, and March 31, 2024, respectively.
4.     Redeemable Non-Controlling Interests
The ownership interests held by outside parties in subsidiaries, which include limited liability companies and limited partnerships, controlled by the Company are classified as non-controlling interests. Some of the Company’s non-controlling ownership interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties’ ownership interests. These interests are classified and reported as redeemable non-controlling interests and have been adjusted to their redemption values, after the attribution of net income or loss.
The changes in redeemable non-controlling interests are as follows:

	Three Months Ended March 31,
	2023	2024
	(in thousands)
Balance as of January 1	$34,043	$26,297
Net income attributable to redeemable non-controlling interests	1,641	2,425
Distributions to redeemable non-controlling interests	(1,900)	(2,333)
Redemption value adjustment on redeemable non-controlling interests	436	1,901
Other	179	—
Balance as of March 31	$34,399	$28,290
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

As of December 31, 2023, and March 31, 2024, the total assets of the Company’s variable interest entities were $246.4 million and $263.7 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2023, and March 31, 2024, the total liabilities of the Company’s variable interest entities were $84.3 million and $85.4 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $161.8 million and $179.5 million as of December 31, 2023, and March 31, 2024, respectively. These intercompany balances are eliminated in consolidation.
6.     Leases
The Company’s total lease cost is as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2024
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$76,632	$1,834	$78,466	$79,055	$1,834	$80,889
Finance lease cost:
Amortization of right-of-use assets	394	—	394	354	—	354
Interest on lease liabilities	320	—	320	304	—	304
Variable lease cost	15,761	84	15,845	17,076	—	17,076
Sublease income	(1,678)	—	(1,678)	(1,760)	—	(1,760)
Total lease cost	$91,429	$1,918	$93,347	$95,029	$1,834	$96,863
7.     Long-Term Debt and Notes Payable
As of March 31, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$14,041	$(7,186)	$1,231,855	$1,226,531
Credit facilities:
Revolving facility	510,000	—	—	510,000	506,175
Term loan	2,013,400	(11,088)	(2,973)	1,999,339	2,015,917
Other debt, including finance leases	77,667	—	(46)	77,621	77,621
Total debt	$3,826,067	$2,953	$(10,205)	$3,818,815	$3,826,244
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$1,225,000	$—	$—	$—	$1,225,000
Credit facilities:
Revolving facility	—	—	—	510,000	—	—	510,000
Term loan	—	—	—	2,013,400	—	—	2,013,400
Other debt, including finance leases	58,155	3,151	2,461	1,941	1,620	10,339	77,667
Total debt	$58,155	$3,151	$1,227,461	$2,525,341	$1,620	$10,339	$3,826,067

As of December 31, 2023, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$15,533	$(7,937)	$1,232,596	$1,228,063
Credit facilities:
Revolving facility	280,000	—	—	280,000	278,600
Term loan	2,092,485	(12,040)	(3,229)	2,077,216	2,092,485
Other debt, including finance leases	68,255	—	(63)	68,192	68,192
Total debt	$3,665,740	$3,493	$(11,229)	$3,658,004	$3,667,340
8.     Accrued and other liabilities
The following table sets forth the components of accrued and other liabilities on the Condensed Consolidated Balance Sheets:

	December 31, 2023	March 31, 2024

Accrued payroll	$238,768	$184,801
Accrued vacation	157,748	164,113
Accrued interest	32,472	14,438
Accrued other	297,663	292,587
Income taxes payable	1,499	30,552
Accrued and other liabilities	$728,150	$686,491
9.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan, which bears interest at a rate which is indexed to one-month Term SOFR. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the variable rate index to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and is effective through September 30, 2024. The Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% of the notional amount, or approximately $1.8 million.
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
The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Three Months Ended March 31,
	2023	2024
	(in thousands)
Balance as of January 1	$88,602	$42,907
Gain (loss) on interest rate cap cash flow hedge	(2,696)	4,370
Amounts reclassified from accumulated other comprehensive income	(13,252)	(16,347)
Balance as of March 31	$72,654	$30,930

The effects on net income of amounts reclassified from accumulated other comprehensive income are as follows:

	Three Months Ended March 31,
Statement of Operations	2023	2024
	(in thousands)
Gains included in interest expense	$17,552	$21,509
Income tax expense	(4,300)	(5,162)
Amounts reclassified from accumulated other comprehensive income	$13,252	$16,347
The Company expects that approximately $40.7 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense through the expiration of the interest rate cap on September 30, 2024.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2023	March 31, 2024
Asset:			(in thousands)
Interest rate cap contract, current portion	Current portion of interest rate cap contract	Level 2	$58,962	$42,660
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

		December 31, 2023		March 31, 2024
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,232,596	$1,228,063	$1,231,855	$1,226,531
Credit facilities:
Revolving facility	Level 2	280,000	278,600	510,000	506,175
Term loan	Level 2	2,077,216	2,092,485	1,999,339	2,015,917
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
The Company evaluates the performance of its segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, transaction costs associated with the Concentra separation, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. The Company has provided additional information regarding its reportable segments, such as total assets, which contributes to the understanding of the Company and provides useful information to the users of the consolidated financial statements.
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended March 31,
	2023	2024
	(in thousands)
Revenue:
Critical illness recovery hospital	$593,926	$655,880
Rehabilitation hospital	231,462	265,700
Outpatient rehabilitation	295,903	303,158
Concentra	456,298	467,598
Other	87,391	96,473
Total Company	$1,664,980	$1,788,809
Adjusted EBITDA:
Critical illness recovery hospital	$76,773	$115,940
Rehabilitation hospital	47,216	61,400
Outpatient rehabilitation	30,199	24,928
Concentra	93,748	96,142
Other	(33,873)	(36,493)
Total Company	$214,063	$261,917
Total assets:
Critical illness recovery hospital	$2,507,265	$2,608,979
Rehabilitation hospital	1,203,069	1,233,828
Outpatient rehabilitation	1,397,823	1,423,740
Concentra	2,300,632	2,362,848
Other	290,947	228,868
Total Company	$7,699,736	$7,858,263
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$23,658	$15,941
Rehabilitation hospital	8,582	7,101
Outpatient rehabilitation	9,932	9,500
Concentra	14,400	17,231
Other	2,313	2,744
Total Company	$58,885	$52,517

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$76,773	$47,216	$30,199	$93,748	$(33,873)
Depreciation and amortization	(16,637)	(6,888)	(8,457)	(18,310)	(2,133)
Stock compensation expense	—	—	—	(178)	(10,003)
Income (loss) from operations	$60,136	$40,328	$21,742	$75,260	$(46,009)	$151,457
Equity in earnings of unconsolidated subsidiaries						8,556
Interest expense						(48,571)
Income before income taxes						$111,442

	Three Months Ended March 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$115,940	$61,400	$24,928	$96,142	$(36,493)
Depreciation and amortization	(17,157)	(7,135)	(9,181)	(18,485)	(2,111)
Stock compensation expense	—	—	—	(166)	(11,444)
Concentra separation transaction costs(1)	—	—	—	(1,993)	(278)
Income (loss) from operations	$98,783	$54,265	$15,747	$75,498	$(50,326)	$193,967
Equity in earnings of unconsolidated subsidiaries						10,421
Interest expense						(50,763)
Income before income taxes						$153,625
_______________________________________________________________________________
(1)    Concentra separation transaction costs represent incremental consulting, legal, and audit-related fees incurred in connection with the Company’s planned separation of the Concentra segment into a new, publicly traded company and are included within general and administrative expenses on the Condensed Consolidated Statements of Operations.
12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three months ended March 31, 2023 and 2024:

	Three Months Ended March 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$229,383	$110,055	$45,801	$243	$—	$385,482
Non-Medicare	363,305	109,925	231,985	454,598	—	1,159,813
Total patient services revenues	592,688	219,980	277,786	454,841	—	1,545,295
Other revenue	1,238	11,482	18,117	1,457	87,391	119,685
Total revenue	$593,926	$231,462	$295,903	$456,298	$87,391	$1,664,980

	Three Months Ended March 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$226,261	$126,386	$45,841	$266	$—	$398,754
Non-Medicare	428,666	126,577	239,613	465,601	—	1,260,457
Total patient services revenues	654,927	252,963	285,454	465,867	—	1,659,211
Other revenue	953	12,737	17,704	1,731	96,473	129,598
Total revenue	$655,880	$265,700	$303,158	$467,598	$96,473	$1,788,809
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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three months ended March 31, 2023 and 2024.
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

	Basic and Diluted EPS
	Three Months Ended March 31,
	2023	2024
	(in thousands)
Net income	$85,257	$117,167
Less: net income attributable to non-controlling interests	14,452	20,270
Net income attributable to the Company	70,805	96,897
Less: Distributed and undistributed income attributable to participating securities	2,573	3,398
Distributed and undistributed income attributable to common shares	$68,232	$93,499
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended March 31,
	2023			2024
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$68,232	122,553	$0.56	$93,499	123,859	$0.75
Participating securities	2,573	4,622	$0.56	3,398	4,501	$0.75
Total Company	$70,805			$96,897
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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
California Department of Insurance Investigation. On February 5, 2024, Concentra received a subpoena from the California Department of Insurance relating to an investigation under the California Insurance Frauds Prevention Act (“IFPA”), Cal. Ins. Code § 1871.7 et seq., which allows a whistleblower to file a false claims lawsuit based on the submission of false or fraudulent claims to insurance companies. The subpoena seeks documentation relating mainly to Concentra’s billing and coding for physical therapy claims submitted to commercial insurers and workers compensation carriers located or doing business in California. The Company has produced data and other documents requested by the California Department of Insurance and is fully cooperating on this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
Perry Johnson & Associates, Inc. Data Breach. On November 10, 2023, Perry Johnson & Associates, Inc., a third-party vendor of health information technology solutions that provides medical transcription services (“PJ&A”), notified Concentra Health Services, Inc. (“Concentra”) that certain information related to particular Concentra patients was potentially affected by a cybersecurity event. In February 2024, Concentra sent notices to almost four million patients who may have been impacted by the data breach. During the first quarter of 2024, Concentra became aware of six putative class action lawsuits files against PJ&A and Concentra related to the data breach. The first was filed in the U.S. District Court for the Eastern District of Michigan on February 19, 2024 by Elliot Curry, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that he became the victim of identity theft as a result of the PJ&A data breach and that Concentra had lax data security policies. The second was filed in the U.S. District Court for the Eastern District of New York on February 21, 2024 by Tiffany Williams and Jo Joaquim, individually and on behalf of all others similarly situated. Plaintiffs alleged, among other things, that they face an immediate and heightened risk of identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard their private information. The third was filed in the U.S. District Court for the Eastern District of Missouri on February 26, 2024 by Stephen Tate, a.k.a. Steven Tate, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that he faces a heightened and imminent risk of identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard his private information. The fourth was filed in the U.S. District Court for the Eastern District of Michigan on February 26, 2024 by Eric Franczak, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that he faces a substantially increased risk of fraud and identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard his private information. The fifth was filed in the U.S. District Court for the Eastern District of Michigan on March 6, 2024 by Lazema Johnson, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that she faces a substantially increased risk of fraud and identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard her private information. The sixth was filed in the Superior Court of California, County of Los Angeles, on April 8, 2024 by Robert Valencia, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that he faces a substantially increased risk of fraud and identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard his private information. The Company is working with its cybersecurity risk insurance policy carrier and does not believe that the data breach or the lawsuits will have a material impact on its operations or financial performance. However, at this time, the Company is unable to predict the timing and outcome of these matters.
15.     Subsequent Events
On May 1, 2024, the Company’s Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about May 30, 2024, to stockholders of record as of the close of business on May 16, 2024.

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
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and
•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of March 31, 2024, we had operations in 46 states and the District of Columbia. We operated 107 critical illness recovery hospitals in 28 states, 33 rehabilitation hospitals in 13 states, 1,922 outpatient rehabilitation clinics in 39 states and the District of Columbia, 547 occupational health centers in 41 states, and 151 onsite clinics at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $1,788.8 million for the three months ended March 31, 2024. Of this total, we earned approximately 37% of our revenue from our critical illness recovery hospital segment, approximately 15% from our rehabilitation hospital segment, approximately 17% from our outpatient rehabilitation segment, and approximately 26% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational health services.
On January 3, 2024, the Company announced its intention to separate Concentra, with the intention to create a new, publicly traded company by the end of the fiscal year 2024. On February 27, 2024, we received a private letter ruling from the U.S. Internal Revenue Service to the effect that the distribution of Concentra’s common stock to Select and our stockholders will be tax-free for U.S federal income tax purposes. On March 18, 2024, Concentra confidentially submitted a draft registration statement on From S-1 with the SEC relating to the proposed initial public offering of its common stock. The number of shares to be offered and the price range for the proposed offering have not yet been determined. The initial public offering is expected to occur after the SEC completes its review process, subject to market and other conditions. There can be no assurance regarding the ultimate timing of the planned separation or that such separation will be completed.

Impact of the Change Healthcare Cybersecurity Incident
On February 22, 2024, UnitedHealth Group Incorporated indicated in a Form 8-K filing, that a cyber security threat actor had gained access to some of its Change Healthcare information technology systems. Upon receiving notification of the incident, we severed connectivity with all Change Healthcare-related systems and we are not aware of any impact on our own information technology systems. However, as a result of the incident, certain of our patient billing and collections processes were disrupted and alternative platforms needed to be enabled to resume normal patient billing and collections operations. The Company began to reconnect to certain applications maintained by Change Healthcare in late March 2024.
As of March 31, 2024, the impact on the Company was primarily a decrease in cash flows from operations, as further described in Liquidity and Capital Resources, driven by an increase in accounts receivable that is expected to return to more normalized levels in the second and third quarters of 2024. Although we utilized borrowing capacity under our revolving facility to fund the temporary shortfall in cash flows from operations, the Company continues to maintain strong liquidity and to date, the Change Healthcare incident has not had a material impact on the Company’s results of operations or financial condition.
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
We define Adjusted EBITDA as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, transaction costs associated with the Concentra separation, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. We will refer to Adjusted EBITDA throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2024
	(in thousands)
Net income	$85,257	$117,167
Income tax expense	26,185	36,458
Interest expense	48,571	50,763
Equity in earnings of unconsolidated subsidiaries	(8,556)	(10,421)
Income from operations	151,457	193,967
Stock compensation expense:
Included in general and administrative	8,405	9,682
Included in cost of services	1,776	1,928
Depreciation and amortization	52,425	54,069
Concentra separation transaction costs(1)	—	2,271
Adjusted EBITDA	$214,063	$261,917
_______________________________________________________________________________
(1)    Concentra separation transaction costs represent incremental consulting, legal, and audit-related fees incurred in connection with the Company’s planned separation of the Concentra segment into a new, publicly traded company and are included within general and administrative expenses on the Condensed Consolidated Statements of Operations.

Summary Financial Results
Three Months Ended March 31, 2024
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended March 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$655,880	$265,700	$303,158	$467,598	$96,473	$1,788,809
Operating expenses	(541,940)	(204,300)	(278,230)	(373,899)	(144,688)	(1,543,057)
Depreciation and amortization	(17,157)	(7,135)	(9,181)	(18,485)	(2,111)	(54,069)
Other operating income	2,000	—	—	284	—	2,284
Income (loss) from operations	$98,783	$54,265	$15,747	$75,498	$(50,326)	$193,967
Depreciation and amortization	17,157	7,135	9,181	18,485	2,111	54,069
Concentra separation transaction costs	—	—	—	1,993	278	2,271
Stock compensation expense	—	—	—	166	11,444	11,610
Adjusted EBITDA	$115,940	$61,400	$24,928	$96,142	$(36,493)	$261,917
Adjusted EBITDA margin	17.7%	23.1%	8.2%	20.6%	N/M	14.6%

	Three Months Ended March 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$593,926	$231,462	$295,903	$456,298	$87,391	$1,664,980
Operating expenses	(517,153)	(184,246)	(265,704)	(362,728)	(131,267)	(1,461,098)
Depreciation and amortization	(16,637)	(6,888)	(8,457)	(18,310)	(2,133)	(52,425)
Income (loss) from operations	$60,136	$40,328	$21,742	$75,260	$(46,009)	$151,457
Depreciation and amortization	16,637	6,888	8,457	18,310	2,133	52,425
Stock compensation expense	—	—	—	178	10,003	10,181
Adjusted EBITDA	$76,773	$47,216	$30,199	$93,748	$(33,873)	$214,063
Adjusted EBITDA margin	12.9%	20.4%	10.2%	20.5%	N/M	12.9%
Net income was $117.2 million for the three months ended March 31, 2024, compared to $85.3 million for the three months ended March 31, 2023.
The following table summarizes the changes in our segment performance measures for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	10.4%	14.8%	2.5%	2.5%	10.4%	7.4%
Change in income from operations	64.3%	34.6%	(27.6)%	0.3%	N/M	28.1%
Change in Adjusted EBITDA	51.0%	30.0%	(17.5)%	2.6%	N/M	22.4%
_______________________________________________________________________________
N/M —     Not meaningful.

Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report, or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 22% and 23% of our revenue for the three months ended March 31, 2024, and for the year ended December 31, 2023, respectively.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for subsequent 90-day periods through May 11, 2023, the end of the public health emergency. The COVID-19 national emergency that was declared by President Trump on March 13, 2020, which was separate from the public health emergency, ended on April 10, 2023 when H.R.J. Res. 7 was signed into law.
As a result of the COVID-19 national emergency, the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excused health care providers or suppliers from specific program requirements. Our Annual Report on Form 10-K for the year ended December 31, 2023, contains a detailed discussion of the federal health care program changes made in response to the COVID-19 pandemic, including these COVID-19 waivers, in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. Most of these COVID-19 waivers, including the waiver of the IRF 60% Rule and the waiver of Medicare statutory requirements regarding site neutral payments to long-term care hospitals (“LTCHs”), ended when the public health emergency expired on May 11, 2023. However, LTCHs are exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. As a result, LTCH cost reporting periods that started prior to May 11, 2023, will continue to be exempt for the remainder of that cost reporting year. However, LTCH cost reporting periods that begin on or after May 11, 2023, must comply with the greater-than-25-day average length of stay requirement.
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
Fiscal Year 2025. On April 10, 2024, CMS released a display copy of the proposed rule to update policies and payment rates for the LTCH-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). CMS is expected to issue the final rule in August or shortly thereafter. The proposed standard federal rate for fiscal year 2025 is $49,263, an increase from the standard federal rate applicable during fiscal year 2024 of $48,117. The proposed update to the standard federal rate for fiscal year 2025 includes a market basket increase of 3.2%, less a productivity adjustment of 0.4%. The proposed standard federal rate also includes an area wage budget neutrality factor of 0.9959347. The proposed fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $90,921, an increase from the fixed-loss amount in the 2024 fiscal year of $59,873. The proposed fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $49,237, an increase from the fixed-loss amount in the 2024 fiscal year of $42,750.
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
Fiscal Year 2025. On March 29, 2024, CMS published a proposed rule to update policies and payment rates for the IRF-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). The standard payment conversion factor for discharges for fiscal year 2025 would be set at $18,872, an increase from the standard payment conversion factor applicable during fiscal year 2024 of $18,541. The update to the standard payment conversion factor for fiscal year 2025, if adopted, would include a market basket increase of 3.2%, less a productivity adjustment of 0.4%. CMS proposed to increase the outlier threshold amount for fiscal year 2025 to $12,158 from $10,423 established in the final rule for fiscal year 2024.
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a detailed discussion of Medicare reimbursement that affects our outpatient rehabilitation clinic operations in Part I — Business — Government Regulations and in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. Outpatient rehabilitation providers enroll in Medicare as a rehabilitation agency, a clinic, or a public health agency. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule.
For calendar years 2021 and 2022, CMS’s expected decreases in Medicare reimbursement were mostly offset by one-time increases in payments as a result of other legislation passed by Congress. Payments under the 2023 MPFS physician fee schedule decreased by 2%, and for calendar year 2024, final CMS policies resulted in an approximate 3% decrease in Medicare payments for the therapy specialty. On March 9, 2024, President Biden signed into law the Consolidated Appropriations Act, 2024, which mitigated Medicare physician payment cuts by 1.68%, resulting in a lower, 1.69% cut to payments. The full 3.37% cut was applied to payments for services provided between January 1, 2024 and the March 9, 2024 effective date. The Consolidated Appropriations Act, 2024 also extends the Medicare physician work geographic index floor through December 31, 2024. The steps Congress has taken to reduce the cuts to Medicare physician payments for the remainder of 2024 are temporary and will not carry over into 2025.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
Our Annual Report on Form 10-K for the year ended December 31, 2023, contains a detailed discussion of Medicare regulations concerning services provided by physical therapy assistants and occupational therapy assistants in Part I — Business — Government Regulations and in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. There have been no significant updates to these regulations subsequently.

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

	Three Months Ended March 31,
	2023	2024
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	103	107
Number of hospitals acquired	—	—
Number of hospital start-ups	2	—
Number of hospitals closed/sold	—	—
Number of consolidated hospitals—end of period(1)	105	107
Available licensed beds(3)	4,440	4,534
Admissions(3)(4)	9,438	9,529
Patient days(3)(5)	286,746	294,622
Average length of stay (days)(3)(6)	30	31
Revenue per patient day(3)(7)	$2,058	$2,219
Occupancy rate(3)(8)	72%	71%
Percent patient days—Medicare(3)(9)	39%	36%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	20	21
Number of hospitals acquired	—	—
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	—
Number of consolidated hospitals—end of period(1)	20	21
Number of unconsolidated hospitals managed—end of period(2)	12	12
Total number of hospitals (all)—end of period	32	33
Available licensed beds(3)	1,413	1,479
Admissions(3)(4)	7,620	8,275
Patient days(3)(5)	107,910	116,844
Average length of stay (days)(3)(6)	14	14
Revenue per patient day(3)(7)	$1,969	$2,096
Occupancy rate(3)(8)	86%	87%
Percent patient days—Medicare(3)(9)	49%	49%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,622	1,633
Number of clinics acquired	9	1
Number of clinic start-ups	12	3
Number of clinics closed/sold	(11)	(13)
Number of consolidated clinics—end of period	1,632	1,624
Number of unconsolidated clinics managed—end of period	304	298
Total number of clinics (all)—end of period	1,936	1,922
Number of visits(3)(10)	2,636,770	2,735,126
Revenue per visit(3)(11)	$101	$99

	Three Months Ended March 31,
	2023	2024
Concentra data:
Number of consolidated centers—start of period	540	544
Number of centers acquired	—	2
Number of center start-ups	—	1
Number of centers closed/sold	(1)	—
Number of consolidated centers—end of period	539	547
Number of onsite clinics operated—end of period	140	151
Number of visits(3)(10)	3,217,945	3,155,655
Revenue per visit(3)(11)	$133	$139
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2024
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	85.2	83.6
General and administrative	2.5	2.7
Depreciation and amortization	3.2	3.0
Total costs and expenses	90.9	89.3
Other operating income	—	0.1
Income from operations	9.1	10.8
Equity in earnings of unconsolidated subsidiaries	0.5	0.6
Interest expense	(2.9)	(2.8)
Income before income taxes	6.7	8.6
Income tax expense	1.6	2.0
Net income	5.1	6.6
Net income attributable to non-controlling interests	0.8	1.2
Net income attributable to Select Medical Holdings Corporation	4.3%	5.4%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2023	2024	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$593,926	$655,880	10.4%
Rehabilitation hospital	231,462	265,700	14.8
Outpatient rehabilitation	295,903	303,158	2.5
Concentra	456,298	467,598	2.5
Other(1)	87,391	96,473	10.4
Total Company	$1,664,980	$1,788,809	7.4%
Income (loss) from operations:
Critical illness recovery hospital	$60,136	$98,783	64.3%
Rehabilitation hospital	40,328	54,265	34.6
Outpatient rehabilitation	21,742	15,747	(27.6)
Concentra	75,260	75,498	0.3
Other(1)	(46,009)	(50,326)	N/M
Total Company	$151,457	$193,967	28.1%
Adjusted EBITDA:
Critical illness recovery hospital	$76,773	$115,940	51.0%
Rehabilitation hospital	47,216	61,400	30.0
Outpatient rehabilitation	30,199	24,928	(17.5)
Concentra	93,748	96,142	2.6
Other(1)	(33,873)	(36,493)	N/M
Total Company	$214,063	$261,917	22.4%
Adjusted EBITDA margins:
Critical illness recovery hospital	12.9%	17.7%
Rehabilitation hospital	20.4	23.1
Outpatient rehabilitation	10.2	8.2
Concentra	20.5	20.6
Other(1)	N/M	N/M
Total Company	12.9%	14.6%
Total assets:
Critical illness recovery hospital	$2,507,265	$2,608,979
Rehabilitation hospital	1,203,069	1,233,828
Outpatient rehabilitation	1,397,823	1,423,740
Concentra	2,300,632	2,362,848
Other(1)	290,947	228,868
Total Company	$7,699,736	$7,858,263
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$23,658	$15,941
Rehabilitation hospital	8,582	7,101
Outpatient rehabilitation	9,932	9,500
Concentra	14,400	17,231
Other(1)	2,313	2,744
Total Company	$58,885	$52,517
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M — Not meaningful.

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
For the three months ended March 31, 2024, we had revenue of $1,788.8 million and income from operations of $194.0 million, respectively, as compared to revenue of $1,665.0 million and income from operations of $151.5 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, Adjusted EBITDA was $261.9 million, with an Adjusted EBITDA margin of 14.6%, as compared to Adjusted EBITDA of $214.1 million and an Adjusted EBITDA margin of 12.9% for the three months ended March 31, 2023, respectively.
A significant contributor to the improvement in our financial performance for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was the increase in revenue in our Critical Illness Recovery Hospital and Rehabilitation Hospital segments, as discussed below under “Revenue.”
Revenue
Critical Illness Recovery Hospital Segment.   Revenue increased 10.4% to $655.9 million for the three months ended March 31, 2024, compared to $593.9 million for the three months ended March 31, 2023. Revenue per patient day increased 7.8% to $2,219 for the three months ended March 31, 2024, compared to $2,058 for the three months ended March 31, 2023. Our patient days increased 2.7% to 294,622 for the three months ended March 31, 2024, compared to 286,746 days for the three months ended March 31, 2023. Occupancy in our critical illness recovery hospitals was 71% and 72% for the three months ended March 31, 2024 and 2023, respectively.
Rehabilitation Hospital Segment.   Revenue increased 14.8% to $265.7 million for the three months ended March 31, 2024, compared to $231.5 million for the three months ended March 31, 2023. Our patient days increased 8.3% to 116,844 days for the three months ended March 31, 2024, compared to 107,910 days for the three months ended March 31, 2023. Revenue per patient day increased 6.4% to $2,096 for the three months ended March 31, 2024, compared to $1,969 for the three months ended March 31, 2023. Occupancy in our rehabilitation hospitals was 87% and 86% for the three months ended March 31, 2024 and 2023, respectively.
Outpatient Rehabilitation Segment.   Revenue increased 2.5% to $303.2 million for the three months ended March 31, 2024, compared to $295.9 million for the three months ended March 31, 2023. The increase in revenue was attributable to patient visits, which increased 3.7% to 2,735,126 visits for the three months ended March 31, 2024, compared to 2,636,770 visits for the three months ended March 31, 2023. Our revenue per visit was $99 for the three months ended March 31, 2024, compared to $101 for the three months ended March 31, 2023, principally due to a decrease in Medicare reimbursement and changes in payor mix.
Concentra Segment.   Revenue increased 2.5% to $467.6 million for the three months ended March 31, 2024, compared to $456.3 million for the three months ended March 31, 2023. The increase in revenue was attributable to revenue per visit, which increased 4.5% to $139 for the three months ended March 31, 2024, compared to $133 for the three months ended March 31, 2023. Our patient visits were 3,155,655 for the three months ended March 31, 2024, compared to 3,217,945 visits for the three months ended March 31, 2023.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,543.1 million, or 86.3% of revenue, for the three months ended March 31, 2024, compared to $1,461.1 million, or 87.7% of revenue, for the three months ended March 31, 2023. Our cost of services, a major component of which is labor expense, was $1,494.6 million, or 83.6% of revenue, for the three months ended March 31, 2024, compared to $1,418.8 million, or 85.2% of revenue, for the three months ended March 31, 2023. The decrease in our operating expenses relative to our revenue was principally attributable to an increase in revenue in our Critical Illness Recovery Hospital and Rehabilitation Hospital segments. General and administrative expenses were $48.4 million, or 2.7% of revenue, for the three months ended March 31, 2024, compared to $42.3 million, or 2.5% of revenue, for the three months ended March 31, 2023. General and administrative expenses included $2.3 million of Concentra separation transaction costs for the three months ended March 31, 2024.
Other Operating Income
For the three months ended March 31, 2024, we had other operating income of $2.3 million. The other operating income for the three months ended March 31, 2024 is principally included within the operating results of our Critical Illness Recovery Hospital segment.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.  Adjusted EBITDA increased 51.0% to $115.9 million for the three months ended March 31, 2024, compared to $76.8 million for the three months ended March 31, 2023. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 17.7% for the three months ended March 31, 2024, compared to 12.9% for the three months ended March 31, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were principally due to an increase in revenue. Additionally, our total contract labor costs decreased by approximately 20% during the year ended March 31, 2024, as compared to the year ended March 31, 2023, which was driven by an approximate 20% decrease in utilization of contract registered nurses and an approximate 7% decrease in the rate per hour for contract registered nurses.
Rehabilitation Hospital Segment.   Adjusted EBITDA increased 30.0% to $61.4 million for the three months ended March 31, 2024, compared to $47.2 million for the three months ended March 31, 2023. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 23.1% for the three months ended March 31, 2024, compared to 20.4% for the three months ended March 31, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were principally attributable to an increase in revenue.
Outpatient Rehabilitation Segment.   Adjusted EBITDA was $24.9 million for the three months ended March 31, 2024, compared to $30.2 million for the three months ended March 31, 2023. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 8.2% for the three months ended March 31, 2024, compared to 10.2% for the three months ended March 31, 2023. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, were principally attributable due to higher labor costs, partially offset by an increase in revenue.
Concentra Segment.   Adjusted EBITDA increased 2.6% to $96.1 million for the three months ended March 31, 2024, compared to $93.7 million for the three months ended March 31, 2023. Our Adjusted EBITDA margin for the Concentra segment was 20.6% for the three months ended March 31, 2024, compared to 20.5% for the three months ended March 31, 2023. The increase in Adjusted EBITDA was principally due to an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $54.1 million for the three months ended March 31, 2024, compared to $52.4 million for the three months ended March 31, 2023.
Income from Operations
For the three months ended March 31, 2024, we had income from operations of $194.0 million, compared to $151.5 million for the three months ended March 31, 2023. The increase in income from operations is principally attributable to increases in revenue within our Critical Illness Recovery Hospital and Rehabilitation Hospital segments, as discussed above under “Revenue”.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended March 31, 2024, we had equity in earnings of unconsolidated subsidiaries of $10.4 million, compared to $8.6 million for the three months ended March 31, 2023. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Our term loan is subject to an interest rate cap, which limits the variable interest rate to 1.0% on $2.0 billion of principal outstanding under the term loan. The Term SOFR rate was 5.33% at March 31, 2024, compared to the one-month LIBOR rate of 4.86% at March 31, 2023. Interest expense was $50.8 million for the three months ended March 31, 2024, compared to $48.6 million for the three months ended March 31, 2023. The increase in interest expense was principally due to the increase in the borrowing spread on the term loan resulting from Amendment No. 8 to the senior secured credit agreement.
Income Taxes
We recorded income tax expense of $36.5 million for the three months ended March 31, 2024, which represented an effective tax rate of 23.7%. We recorded income tax expense of $26.2 million for the three months ended March 31, 2023, which represented an effective tax rate of 23.5%.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Three Months Ended March 31,
	2023	2024
	(in thousands)
Net cash provided by (used in) operating activities	$51,440	$(66,689)
Net cash used in investing activities	(69,062)	(57,657)
Net cash provided by financing activities	3,419	132,960
Net increase (decrease) in cash and cash equivalents	(14,203)	8,614
Cash and cash equivalents at beginning of period	97,906	84,006
Cash and cash equivalents at end of period	$83,703	$92,620
Operating activities used $66.7 million of cash flows for the three months ended March 31, 2024, compared to $51.4 million of cash flows provided by operating activities for the three months ended March 31, 2023. The change in cash flows provided by operating activities year over year is principally due to an increase in accounts receivable, partially offset by an increase in net income. Our patient billing and collection processes were impacted by the cyber attack on Change Healthcare, which was a driver of the increase in our accounts receivable, in addition to the increase in revenue.
Our days sales outstanding was 58 days at March 31, 2024, compared to 52 days at December 31, 2023. Our days sales outstanding was 54 days at March 31, 2023, compared to 55 days at December 31, 2022. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes. The increase in our days sales outstanding at March 31, 2024 was primarily due to the impact of the Change Healthcare cybersecurity incident.
Investing activities used $57.7 million of cash flows for the three months ended March 31, 2024. The principal uses of cash were $52.5 million for purchases of property, equipment, and other assets, and $5.4 million for investments in and acquisitions of businesses. Investing activities used $69.1 million of cash flows for the three months ended March 31, 2023. The principal uses of cash were $58.9 million for purchases of property, equipment, and other assets, and $10.2 million for investments in and acquisitions of businesses.
Financing activities provided $133.0 million of cash flows for the three months ended March 31, 2024. The principal source of cash was net borrowings under our revolving facility of $230.0 million. The principal uses of cash were payments of $79.1 million on our term loan, $16.0 million of dividend payments to common stockholders, and $12.8 million for distributions to and purchases of non-controlling interests. Financing activities provided $3.4 million of cash flows for the three months ended March 31, 2023. The principal source of cash was net borrowings under our revolving facility of $15.0 million and net borrowings on our other debt of $10.3 million. The principal uses of cash were $15.9 million of dividend payments to common stockholders and $8.0 million for distributions to and purchases of non-controlling interests.

Capital Resources
Working capital.  We had net working capital of $256.0 million at March 31, 2024, compared to $9.2 million at December 31, 2023. The increase in net working capital was principally due to an increase in accounts receivable and a decrease in our accrued expenses.
Credit facilities. At March 31, 2024, Select had outstanding borrowings under its credit facilities consisting of a $2,013.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $14.1 million) and borrowings of $510.0 million under its revolving facility. At March 31, 2024, Select had $202.4 million of availability under its revolving facility after giving effect to $57.6 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2025, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. Holdings did not repurchase shares under the program during the three months ended March 31, 2024. Since the inception of the program through March 31, 2024, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs. The Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, became effective January 1, 2023.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of March 31, 2024, we had cash and cash equivalents of $92.6 million and $202.4 million of availability under the revolving facility after giving effect to $510.0 million of outstanding borrowings and $57.6 million of outstanding letters of credit.
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
Dividend
On May 1, 2024, our Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about May 30, 2024 to stockholders of record as of the close of business on May 16, 2024.
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
At March 31, 2024, Select had outstanding borrowings under its credit facilities consisting of a $2,013.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $14.1 million) and $510.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we have an interest rate cap which limits the Term SOFR rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. As of March 31, 2024, the Term SOFR rate was 5.33%. As of March 31, 2024, $13.4 million of our term loan borrowings are subject to variable interest rates. Subsequent to the expiration of our interest rate cap on September 30, 2024, all of our term loan borrowings will be subject to variable interest rates.
As of March 31, 2024, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $3.8 million per year, which includes the impact of the expiration of the interest rate cap on September 30, 2024.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
During the three months ended March 31, 2024, Holdings did not repurchase shares under the authorized common stock repurchase program. The common stock repurchase program has an available capacity of $399.7 million as of March 31, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Dated:  May 2, 2024