Form 10-Q
period 2024-06-30
SELECT MEDICAL HOLDINGS CORP
filed 2024-08-01
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2024, Select Medical Holdings Corporation had outstanding 130,020,968 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2023	June 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$84,006	$111,160
Accounts receivable	940,335	1,077,984
Prepaid income taxes	22,726	8,448
Current portion of interest rate cap contract	58,962	22,426
Other current assets	151,617	145,069
Total Current Assets	1,257,646	1,365,087
Operating lease right-of-use assets	1,188,616	1,252,839
Property and equipment, net	1,023,561	1,030,587
Goodwill	3,513,170	3,525,474
Identifiable intangible assets, net	329,916	316,930
Other assets	376,722	384,385
Total Assets	$7,689,631	$7,875,302
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$30,274	$23,625
Current operating lease liabilities	245,400	247,920
Current portion of long-term debt and notes payable	70,329	46,431
Accounts payable	174,312	160,129
Accrued and other liabilities	728,150	778,894
Total Current Liabilities	1,248,465	1,256,999
Non-current operating lease liabilities	1,025,867	1,091,784
Long-term debt, net of current portion	3,587,675	3,593,660
Non-current deferred tax liability	143,306	97,647
Other non-current liabilities	110,303	98,682
Total Liabilities	6,115,616	6,138,772
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	26,297	29,565
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 128,369,492 and 130,025,562 shares issued and outstanding at 2023 and 2024, respectively	128	130
Capital in excess of par	493,413	519,280
Retained earnings	751,856	891,397
Accumulated other comprehensive income	42,907	5,782
Total Stockholders’ Equity	1,288,304	1,416,589
Non-controlling interests	259,414	290,376
Total Equity	1,547,718	1,706,965
Total Liabilities and Equity	$7,689,631	$7,875,302
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	$1,674,528	$1,759,663	$3,339,508	$3,548,472
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,423,603	1,498,044	2,842,422	2,992,654
General and administrative	42,508	49,878	84,787	98,325
Depreciation and amortization	49,939	53,939	102,364	108,008
Total costs and expenses	1,516,050	1,601,861	3,029,573	3,198,987
Other operating income (loss)	726	(2)	726	2,282
Income from operations	159,204	157,800	310,661	351,767
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	10,501	6,315	19,057	16,736
Interest expense	(48,997)	(37,107)	(97,568)	(87,870)
Income before income taxes	120,708	127,008	232,150	280,633
Income tax expense	28,848	32,242	55,033	68,700
Net income	91,860	94,766	177,117	211,933
Less: Net income attributable to non-controlling interests	13,623	17,203	28,075	37,473
Net income attributable to Select Medical Holdings Corporation	$78,237	$77,563	$149,042	$174,460
Earnings per common share (Note 13):
Basic and diluted	$0.61	$0.60	$1.17	$1.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2024	2023	2024
Net income	$91,860	$94,766	$177,117	$211,933
Other comprehensive income (loss), net of tax:
Gain on interest rate cap contract	17,527	1,323	14,831	5,693
Reclassification adjustment for gains included in net income	(15,134)	(26,471)	(28,386)	(42,818)
Net change, net of tax benefit (expense) of $(777), $7,942, $4,398, and $11,724	2,393	(25,148)	(13,555)	(37,125)
Comprehensive income	94,253	69,618	163,562	174,808
Less: Comprehensive income attributable to non-controlling interests	13,623	17,203	28,075	37,473
Comprehensive income attributable to Select Medical Holdings Corporation	$80,630	$52,415	$135,487	$137,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2024

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	128,369	$128	$493,413	$751,856	$42,907	$1,288,304	$259,414	$1,547,718
Net income attributable to Select Medical Holdings Corporation				96,897		96,897		96,897
Net income attributable to non-controlling interests						—	17,845	17,845
Cash dividends declared for common stockholders ($0.125 per share)				(16,045)		(16,045)		(16,045)
Issuance of restricted stock	1	0	0			—		—
Forfeitures of unvested restricted stock	(12)	0	0	14		14		14
Vesting of restricted stock			11,596			11,596		11,596
Issuance of non-controlling interests						—	4,002	4,002
Distributions to and purchases of non-controlling interests			394			394	(10,900)	(10,506)
Redemption value adjustment on non-controlling interests				(1,901)		(1,901)		(1,901)
Other comprehensive loss					(11,977)	(11,977)		(11,977)
Balance at March 31, 2024	128,358	$128	$505,403	$830,821	$30,930	$1,367,282	$270,361	$1,637,643
Net income attributable to Select Medical Holdings Corporation				77,563		77,563		77,563
Net income attributable to non-controlling interests						—	14,863	14,863
Cash dividends declared for common stockholders ($0.125 per share)				(16,254)		(16,254)		(16,254)
Issuance of restricted stock	1,725	2	(2)			—		—
Forfeitures of unvested restricted stock	(6)	0	0	6		6		6
Vesting of restricted stock			14,408			14,408		14,408
Repurchase of common shares	(51)		(529)	(871)		(1,400)		(1,400)
Issuance of non-controlling interests						—	9,750	9,750
Distributions to and purchases of non-controlling interests						—	(4,598)	(4,598)
Redemption value adjustment on non-controlling interests				132		132		132
Other comprehensive loss					(25,148)	(25,148)		(25,148)
Balance at June 30, 2024	130,026	$130	$519,280	$891,397	$5,782	$1,416,589	$290,376	$1,706,965

	For the Six Months Ended June 30, 2023

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564
Net income attributable to Select Medical Holdings Corporation				70,805		70,805		70,805
Net income attributable to non-controlling interests						—	12,811	12,811
Cash dividends declared for common stockholders ($0.125 per share)				(15,897)		(15,897)		(15,897)
Issuance of restricted stock	3	0	0			—		—
Vesting of restricted stock			10,003			10,003		10,003
Issuance of non-controlling interests						—	2,731	2,731
Non-controlling interests acquired in business combination						—	3,877	3,877
Distributions to and purchases of non-controlling interests						—	(6,069)	(6,069)
Redemption value adjustment on non-controlling interests				(436)		(436)		(436)
Other comprehensive loss					(15,948)	(15,948)		(15,948)
Other			(1)	1		—		—
Balance at March 31, 2023	127,176	$127	$462,185	$635,483	$72,654	$1,170,449	$247,992	$1,418,441
Net income attributable to Select Medical Holdings Corporation				78,237		78,237		78,237
Net income attributable to non-controlling interests						—	11,539	11,539
Cash dividends declared for common stockholders ($0.125 per share)				(15,924)		(15,924)		(15,924)
Issuance of restricted stock	261	0	0			—		—
Vesting of restricted stock			10,326			10,326		10,326
Repurchase of common shares	(49)		(634)	(872)		(1,506)		(1,506)
Issuance of non-controlling interests			1,870			1,870	10,211	12,081
Distributions to and purchases of non-controlling interests			195			195	(14,201)	(14,006)
Redemption value adjustment on non-controlling interests				(2)		(2)		(2)
Other comprehensive income					2,393	2,393		2,393
Balance at June 30, 2023	127,388	$127	$473,942	$696,922	$75,047	$1,246,038	$255,541	$1,501,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2023	2024
Operating activities
Net income	$177,117	$211,933
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	8,841	14,130
Depreciation and amortization	102,364	108,008
Provision for expected credit losses	761	1,460
Equity in earnings of unconsolidated subsidiaries	(19,057)	(16,736)
Gain on sale or disposal of assets	(23)	(1,022)
Stock compensation expense	20,508	26,023
Amortization of debt discount, premium, and issuance costs	1,174	1,492
Deferred income taxes	(10,876)	(34,339)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(23,135)	(139,109)
Other current assets	(5,997)	6,557
Other assets	5,472	(12,847)
Accounts payable	7,096	(7,614)
Accrued expenses	22,033	53,527
Net cash provided by operating activities	286,278	211,463
Investing activities
Business combinations, net of cash acquired	(7,732)	(5,993)
Purchases of property, equipment, and other assets	(118,399)	(108,065)
Investment in businesses	(9,800)	—
Proceeds from sale of assets and businesses	56	2,333
Net cash used in investing activities	(135,875)	(111,725)
Financing activities
Borrowings on revolving facilities	435,000	715,000
Payments on revolving facilities	(535,000)	(650,000)
Payments on term loans	—	(79,085)
Borrowings of other debt	22,298	17,728
Principal payments on other debt	(26,373)	(23,261)
Dividends paid to common stockholders	(31,821)	(32,299)
Repurchase of common stock	(1,506)	(1,400)
Decrease in overdrafts	(467)	(6,648)
Proceeds from issuance of non-controlling interests	14,812	5,751
Distributions to and purchases of non-controlling interests	(24,085)	(18,370)
Net cash used in financing activities	(147,142)	(72,584)
Net increase in cash and cash equivalents	3,261	27,154
Cash and cash equivalents at beginning of period	97,906	84,006
Cash and cash equivalents at end of period	$101,167	$111,160
Supplemental information
Cash paid for interest, excluding amounts received of $38,284 and $44,954 under the interest rate cap contract	$133,581	$141,878
Cash paid for taxes	42,755	60,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of June 30, 2024, and for the three and six month periods ended June 30, 2023 and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024.
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
The ASU is effective for annual reporting periods beginning on or after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024; however, early adoption is permitted. The ASU is required to be applied retrospectively to all periods presented in the financial statements. The Company is currently reviewing ASU 2023-07, but does not expect it to have a significant impact on the disclosures in our consolidated financial statements.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 17% of the Company’s accounts receivable is due from Medicare at both December 31, 2023, and June 30, 2024.
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
The changes in redeemable non-controlling interests are as follows:

	Six Months Ended June 30,
	2023	2024
	(in thousands)
Balance as of January 1	$34,043	$26,297
Net income attributable to redeemable non-controlling interests	1,641	2,425
Distributions to redeemable non-controlling interests	(1,900)	(2,333)
Redemption value adjustment on redeemable non-controlling interests	436	1,901
Other	179	—
Balance as of March 31	$34,399	$28,290
Net income attributable to redeemable non-controlling interests	2,084	2,340
Distributions to and purchases of redeemable non-controlling interests	(2,110)	(933)
Redemption value adjustment on redeemable non-controlling interests	2	(132)
Balance as of June 30	$34,375	$29,565

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
As of December 31, 2023, and June 30, 2024, the total assets of the Company’s variable interest entities were $246.4 million and $264.5 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2023, and June 30, 2024, the total liabilities of the Company’s variable interest entities were $84.3 million and $84.4 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $161.8 million and $183.3 million as of December 31, 2023, and June 30, 2024, respectively. These intercompany balances are eliminated in consolidation.
6.     Leases
The Company’s total lease cost is as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2024
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$76,892	$1,833	$78,725	$81,232	$1,833	$83,065
Finance lease cost:
Amortization of right-of-use assets	404	—	404	252	—	252
Interest on lease liabilities	387	—	387	321	—	321
Variable lease cost	16,532	—	16,532	17,175	16	17,191
Sublease income	(1,716)	—	(1,716)	(1,681)	—	(1,681)
Total lease cost	$92,499	$1,833	$94,332	$97,299	$1,849	$99,148

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2024
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$153,524	$3,667	$157,191	$160,287	$3,667	$163,954
Finance lease cost:
Amortization of right-of-use assets	798	—	798	606	—	606
Interest on lease liabilities	707	—	707	625	—	625
Variable lease cost	32,293	84	32,377	34,251	16	34,267
Sublease income	(3,394)	—	(3,394)	(3,441)	—	(3,441)
Total lease cost	$183,928	$3,751	$187,679	$192,328	$3,683	$196,011

7.     Long-Term Debt and Notes Payable
As of June 30, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$12,552	$(6,433)	$1,231,119	$1,226,531
Credit facilities:
Revolving facility	345,000	—	—	345,000	343,275
Term loan	2,013,400	(10,145)	(2,720)	2,000,535	2,013,400
Other debt, including finance leases	63,468	—	(31)	63,437	63,437
Total debt	$3,646,868	$2,407	$(9,184)	$3,640,091	$3,646,643
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$1,225,000	$—	$—	$—	$1,225,000
Credit facilities:
Revolving facility	—	—	—	345,000	—	—	345,000
Term loan	—	—	—	2,013,400	—	—	2,013,400
Other debt, including finance leases	43,972	3,151	2,445	1,941	1,620	10,339	63,468
Total debt	$43,972	$3,151	$1,227,445	$2,360,341	$1,620	$10,339	$3,646,868
As of December 31, 2023, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$15,533	$(7,937)	$1,232,596	$1,228,063
Credit facilities:
Revolving facility	280,000	—	—	280,000	278,600
Term loan	2,092,485	(12,040)	(3,229)	2,077,216	2,092,485
Other debt, including finance leases	68,255	—	(63)	68,192	68,192
Total debt	$3,665,740	$3,493	$(11,229)	$3,658,004	$3,667,340
8.     Accrued and other liabilities
The following table sets forth the components of accrued and other liabilities on the Condensed Consolidated Balance Sheets:

	December 31, 2023	June 30, 2024

Accrued payroll	$238,768	$202,851
Accrued vacation	157,748	167,677
Accrued interest	32,472	32,298
Accrued other	297,663	346,631
Income taxes payable	1,499	29,437
Accrued and other liabilities	$728,150	$778,894

9.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan, which bears interest at a rate which is indexed to one-month Term SOFR. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the variable rate index to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and expires on September 30, 2024. The Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% of the notional amount, or approximately $1.8 million.
The interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when the variable rate index exceeds 1.0%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income and into interest expense when the hedged interest obligations affect earnings. At June 30, 2024, we determined that a portion of the underlying cash flows related to our hedging relationship are probable not to occur due to the term loan prepayment as described in Note 15, Subsequent Events. Accordingly, we reclassified changes in the fair value of the interest rate cap, net of tax, related to these cash flows out of accumulated other comprehensive income and into interest expense during the quarter ended June 30, 2024.
The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Six Months Ended June 30,
	2023	2024
	(in thousands)
Balance as of January 1	$88,602	$42,907
Gain (loss) on interest rate cap cash flow hedge	(2,696)	4,370
Amounts reclassified from accumulated other comprehensive income	(13,252)	(16,347)
Balance as of March 31	$72,654	$30,930
Gain on interest rate cap cash flow hedge	17,527	1,323
Amounts reclassified from accumulated other comprehensive income	(15,134)	(16,071)
Amounts reclassified from accumulated other comprehensive income - forecasted transactions probable not to occur	—	(10,400)
Balance as of June 30	$75,047	$5,782
The effects on net income of amounts reclassified from accumulated other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations	2023	2024	2023	2024
	(in thousands)
Gains included in interest expense	$20,045	$34,830	$37,597	$56,340
Income tax expense	(4,911)	(8,359)	(9,211)	(13,522)
Amounts reclassified from accumulated other comprehensive income	$15,134	$26,471	$28,386	$42,818
The Company expects that approximately $7.6 million of estimated pre-tax gains will be reclassified from accumulated other comprehensive income into interest expense during the three months ended September 30, 2024.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2023	June 30, 2024
Asset:			(in thousands)
Interest rate cap contract, current portion	Current portion of interest rate cap contract	Level 2	$58,962	$22,426
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

		December 31, 2023		June 30, 2024
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,232,596	$1,228,063	$1,231,119	$1,226,531
Credit facilities:
Revolving facility	Level 2	280,000	278,600	345,000	343,275
Term loan	Level 2	2,077,216	2,092,485	2,000,535	2,013,400
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(in thousands)
Revenue:
Critical illness recovery hospital	$575,091	$604,921	$1,169,017	$1,260,801
Rehabilitation hospital	240,856	267,831	472,318	533,531
Outpatient rehabilitation	302,972	315,496	598,875	618,654
Concentra	467,079	477,915	923,377	945,513
Other	88,530	93,500	175,921	189,973
Total Company	$1,674,528	$1,759,663	$3,339,508	$3,548,472
Adjusted EBITDA:
Critical illness recovery hospital	$65,496	$71,833	$142,269	$187,773
Rehabilitation hospital	54,689	61,954	101,905	123,354
Outpatient rehabilitation	32,850	28,769	63,049	53,697
Concentra	100,391	101,600	194,139	197,742
Other	(33,957)	(37,827)	(67,830)	(74,320)
Total Company	$219,469	$226,329	$433,532	$488,246
Total assets:
Critical illness recovery hospital	$2,492,370	$2,659,137	$2,492,370	$2,659,137
Rehabilitation hospital	1,209,737	1,241,445	1,209,737	1,241,445
Outpatient rehabilitation	1,399,782	1,415,573	1,399,782	1,415,573
Concentra	2,314,328	2,358,978	2,314,328	2,358,978
Other	285,652	200,169	285,652	200,169
Total Company	$7,701,869	$7,875,302	$7,701,869	$7,875,302
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$31,363	$17,616	$55,021	$33,557
Rehabilitation hospital	1,903	14,818	10,485	21,919
Outpatient rehabilitation	10,476	8,162	20,408	17,662
Concentra	15,846	15,263	30,246	32,494
Other	(74)	(311)	2,239	2,433
Total Company	$59,514	$55,548	$118,399	$108,065

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$65,496	$54,689	$32,850	$100,391	$(33,957)
Depreciation and amortization	(13,886)	(6,887)	(8,779)	(18,283)	(2,104)
Stock compensation expense	—	—	—	—	(10,326)
Income (loss) from operations	$51,610	$47,802	$24,071	$82,108	$(46,387)	$159,204
Equity in earnings of unconsolidated subsidiaries						10,501
Interest expense						(48,997)
Income before income taxes						$120,708

	Three Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$71,833	$61,954	$28,769	$101,600	$(37,827)
Depreciation and amortization	(17,590)	(7,221)	(9,139)	(17,870)	(2,119)
Stock compensation expense	—	—	—	(166)	(14,247)
Concentra separation transaction costs(1)	—	—	—	380	(557)
Income (loss) from operations	$54,243	$54,733	$19,630	$83,944	$(54,750)	$157,800
Equity in earnings of unconsolidated subsidiaries						6,315
Interest expense						(37,107)
Income before income taxes						$127,008
_______________________________________________________________________________
(1)    Concentra separation transaction costs represent incremental consulting, legal, and audit-related fees incurred in connection with the Company’s planned separation of the Concentra segment into a new, publicly traded company and are included within general and administrative expenses on the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024, an adjustment was made to capitalize Concentra separation transaction costs recognized during the first quarter of 2024.

	Six Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$142,269	$101,905	$63,049	$194,139	$(67,830)
Depreciation and amortization	(30,523)	(13,775)	(17,236)	(36,593)	(4,237)
Stock compensation expense	—	—	—	(178)	(20,329)
Income (loss) from operations	$111,746	$88,130	$45,813	$157,368	$(92,396)	$310,661
Equity in earnings of unconsolidated subsidiaries						19,057
Interest expense						(97,568)
Income before income taxes						$232,150

	Six Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$187,773	$123,354	$53,697	$197,742	$(74,320)
Depreciation and amortization	(34,747)	(14,356)	(18,320)	(36,355)	(4,230)
Stock compensation expense	—	—	—	(332)	(25,691)
Concentra separation transaction costs(1)	—	—	—	(1,613)	(835)
Income (loss) from operations	$153,026	$108,998	$35,377	$159,442	$(105,076)	$351,767
Equity in earnings of unconsolidated subsidiaries						16,736
Interest expense						(87,870)
Income before income taxes						$280,633
_______________________________________________________________________________
(1)    Concentra separation transaction costs represent incremental consulting, legal, and audit-related fees incurred in connection with the Company’s planned separation of the Concentra segment into a new, publicly traded company and are included within general and administrative expenses on the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024, an adjustment was made to capitalize Concentra separation transaction costs recognized during the first quarter of 2024.
12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and six months ended June 30, 2023 and 2024:

	Three Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$207,743	$113,450	$46,647	$250	$—	$368,090
Non-Medicare	366,498	115,436	236,246	465,367	—	1,183,547
Total patient services revenues	574,241	228,886	282,893	465,617	—	1,551,637
Other revenue	850	11,970	20,079	1,462	88,530	122,891
Total revenue	$575,091	$240,856	$302,972	$467,079	$88,530	$1,674,528

	Three Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$194,768	$119,444	$48,013	$270	$—	$362,495
Non-Medicare	409,266	135,911	248,218	475,783	—	1,269,178
Total patient services revenues	604,034	255,355	296,231	476,053	—	1,631,673
Other revenue	887	12,476	19,265	1,862	93,500	127,990
Total revenue	$604,921	$267,831	$315,496	$477,915	$93,500	$1,759,663

	Six Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$437,126	$223,505	$92,448	$493	$—	$753,572
Non-Medicare	729,803	225,361	468,231	919,965	—	2,343,360
Total patient services revenues	1,166,929	448,866	560,679	920,458	—	3,096,932
Other revenue	2,088	23,452	38,196	2,919	175,921	242,576
Total revenue	$1,169,017	$472,318	$598,875	$923,377	$175,921	$3,339,508

	Six Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$421,029	$245,830	$93,854	$536	$—	$761,249
Non-Medicare	837,932	262,488	487,831	941,384	—	2,529,635
Total patient services revenues	1,258,961	508,318	581,685	941,920	—	3,290,884
Other revenue	1,840	25,213	36,969	3,593	189,973	257,588
Total revenue	$1,260,801	$533,531	$618,654	$945,513	$189,973	$3,548,472
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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and six months ended June 30, 2023 and 2024.
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

	Basic and Diluted EPS
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(in thousands)
Net income	$91,860	$94,766	$177,117	$211,933
Less: net income attributable to non-controlling interests	13,623	17,203	28,075	37,473
Net income attributable to the Company	78,237	77,563	149,042	174,460
Less: Distributed and undistributed income attributable to participating securities	2,877	3,324	5,449	6,801
Distributed and undistributed income attributable to common shares	$75,360	$74,239	$143,593	$167,659

The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended June 30,
	2023			2024
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$75,360	122,634	$0.61	$74,239	123,946	$0.60
Participating securities	2,877	4,681	$0.61	3,324	5,550	$0.60
Total Company	$78,237			$77,563

	Six Months Ended June 30,
	2023			2024
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$143,593	122,594	$1.17	$167,659	123,902	$1.35
Participating securities	5,449	4,652	$1.17	6,801	5,026	$1.35
Total Company	$149,042			$174,460
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

Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In October and December 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended in October 2021 and July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in the Company’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc. and Select Employment Services, Inc. The amended complaint alleges that the defendants billed Federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. At this time, the Company is unable to predict the timing and outcome of this matter.
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

15.     Subsequent Events
Concentra Group Holdings Parent Initial Public Offering and Debt Transaction
On July 26, 2024, Concentra Group Holdings Parent (“Concentra”), a wholly-owned subsidiary of Select, completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for gross proceeds of $528.8 million. In addition, Concentra has granted the underwriters a 30-day option to purchase up to an additional 3,375,000 shares of its common stock. Concentra shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024. In connection with the offering, Concentra Health Services, Inc. (“CHSI”), a wholly-owned subsidiary of Concentra, entered into certain financing arrangements which include Credit Facilities and $650.0 million aggregate principal amount of 6.875% Senior Notes due 2032 (the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Concentra and certain of its wholly-owned subsidiaries. The Notes bear interest at a rate of 6.875% per annum and mature on July 15, 2032. The Credit Facilities consist of a $850.0 million Term Loan and a $400.0 million Revolving Credit Facility. The Term Loan matures on July 26, 2031, and has an interest rate of Term SOFR plus 2.25%, subject to a leverage-based pricing grid. The Revolving Credit Facility matures on July 26, 2029, and has an interest rate of Term SOFR plus 2.50%, subject to a leverage-based pricing grid.
The net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were used to repay $1.9 billion of Select’s Credit Facilities.
After the closing of the IPO, Select owns 82.23% of the total outstanding shares of Concentra common stock, and continues to consolidate the financial results of Concentra. Select intends to make a distribution, which is intended to be tax-free for U.S. federal income tax purposes, to its stockholders of all of its remaining equity interest in Concentra within twelve months of the IPO.
Dividend Declaration
On July 31, 2024, the Company’s Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about August 30, 2024, to stockholders of record as of the close of business on August 14, 2024.

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

Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of June 30, 2024, we had operations in 46 states and the District of Columbia. We operated 107 critical illness recovery hospitals in 29 states, 33 rehabilitation hospitals in 13 states, 1,925 outpatient rehabilitation clinics in 39 states and the District of Columbia, 547 occupational health centers in 41 states, and 154 onsite clinics at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $3,548.5 million for the six months ended June 30, 2024. Of this total, we earned approximately 36% of our revenue from our critical illness recovery hospital segment, approximately 15% from our rehabilitation hospital segment, approximately 17% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational health services.
Concentra Separation
On July 26, 2024, Concentra Group Holdings Parent (“Concentra”), a wholly-owned subsidiary of Select, completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for gross proceeds of $528.8 million. In addition, Concentra has granted the underwriters a 30-day option to purchase up to an additional 3,375,000 shares of its common stock. Concentra shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024. In connection with the offering, Concentra Health Services, Inc. (“CHSI”), a wholly-owned subsidiary of Concentra, entered into certain financing arrangements which include Credit Facilities and $650.0 million aggregate principal amount of 6.875% Senior Notes due 2032 (the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Concentra and certain of its wholly-owned subsidiaries. The Notes bear interest at a rate of 6.875% per annum and mature on July 15, 2032. The Credit Facilities consist of a $850.0 million Term Loan and a $400.0 million Revolving Credit Facility. The Term Loan matures on July 26, 2031, and has an interest rate of Term SOFR plus 2.25%, subject to a leverage-based pricing grid. The Revolving Credit Facility matures on July 26, 2029, and has an interest rate of Term SOFR plus 2.50%, subject to a leverage-based pricing grid.
The net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were used to repay $1.9 billion of Select’s Credit Facilities.
After the closing of the IPO, Select owns 82.23% of the total outstanding shares of Concentra common stock, and continues to consolidate the financial results of Concentra. Select intends to make a distribution, which is intended to be tax-free for U.S. federal income tax purposes, to its stockholders of all of its remaining equity interest in Concentra within twelve months of the IPO.
Impact of the Change Healthcare Cybersecurity Incident
On February 22, 2024, UnitedHealth Group Incorporated indicated in a Form 8-K filing, that a cyber security threat actor had gained access to some of its Change Healthcare information technology systems. Upon receiving notification of the incident, we severed connectivity with all Change Healthcare-related systems and we are not aware of any impact on our own information technology systems. However, as a result of the incident, certain of our patient billing and collections processes were disrupted and alternative platforms needed to be enabled to resume normal patient billing and collections operations. The Company began to reconnect to certain applications during March 2024, and during the three months ended June 30, 2024, there was a significant reduction in our claims processing backlog, resulting in a decrease in our days sales outstanding. We expect a further reduction in our days sales outstanding during the three months ended September 30, 2024.

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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(in thousands)
Net income	$91,860	$94,766	$177,117	$211,933
Income tax expense	28,848	32,242	55,033	68,700
Interest expense	48,997	37,107	97,568	87,870
Equity in earnings of unconsolidated subsidiaries	(10,501)	(6,315)	(19,057)	(16,736)
Income from operations	159,204	157,800	310,661	351,767
Stock compensation expense:
Included in general and administrative	8,553	11,874	16,958	21,556
Included in cost of services	1,773	2,539	3,549	4,467
Depreciation and amortization	49,939	53,939	102,364	108,008
Concentra separation transaction costs(1)	—	177	—	2,448
Adjusted EBITDA	$219,469	$226,329	$433,532	$488,246
_______________________________________________________________________________
(1)    Concentra separation transaction costs represent incremental consulting, legal, and audit-related fees incurred in connection with the Company’s planned separation of the Concentra segment into a new, publicly traded company and are included within general and administrative expenses on the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024, an adjustment was made to capitalize Concentra separation transaction costs recognized during the first quarter of 2024.

Summary Financial Results
Three Months Ended June 30, 2024
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$604,921	$267,831	$315,496	$477,915	$93,500	$1,759,663
Operating expenses	(533,088)	(205,877)	(286,725)	(376,101)	(146,131)	(1,547,922)
Depreciation and amortization	(17,590)	(7,221)	(9,139)	(17,870)	(2,119)	(53,939)
Other operating loss	—	—	(2)	—	—	(2)
Income (loss) from operations	$54,243	$54,733	$19,630	$83,944	$(54,750)	$157,800
Depreciation and amortization	17,590	7,221	9,139	17,870	2,119	53,939
Concentra transaction separation costs	—	—	—	(380)	557	177
Stock compensation expense	—	—	—	166	14,247	14,413
Adjusted EBITDA	$71,833	$61,954	$28,769	$101,600	$(37,827)	$226,329
Adjusted EBITDA margin	11.9%	23.1%	9.1%	21.3%	N/M	12.9%

	Three Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$575,091	$240,856	$302,972	$467,079	$88,530	$1,674,528
Operating expenses	(509,595)	(186,503)	(270,361)	(366,839)	(132,813)	(1,466,111)
Depreciation and amortization	(13,886)	(6,887)	(8,779)	(18,283)	(2,104)	(49,939)
Other operating income	—	336	239	151	—	726
Income (loss) from operations	$51,610	$47,802	$24,071	$82,108	$(46,387)	$159,204
Depreciation and amortization	13,886	6,887	8,779	18,283	2,104	49,939
Stock compensation expense	—	—	—	—	10,326	10,326
Adjusted EBITDA	$65,496	$54,689	$32,850	$100,391	$(33,957)	$219,469
Adjusted EBITDA margin	11.4%	22.7%	10.8%	21.5%	N/M	13.1%
Net income was $94.8 million for the three months ended June 30, 2024, compared to $91.9 million for the three months ended June 30, 2023.
The following table summarizes changes in segment performance measures for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	5.2%	11.2%	4.1%	2.3%	5.6%	5.1%
Change in income from operations	5.1%	14.5%	(18.4)%	2.2%	N/M	(0.9)%
Change in Adjusted EBITDA	9.7%	13.3%	(12.4)%	1.2%	N/M	3.1%
_______________________________________________________________________________
N/M —     Not meaningful.

Six Months Ended June 30, 2024
The following tables reconcile our segment performance measures to our consolidated operating results:

	Six Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,260,801	$533,531	$618,654	$945,513	$189,973	$3,548,472
Operating expenses	(1,075,028)	(410,177)	(564,955)	(750,000)	(290,819)	(3,090,979)
Depreciation and amortization	(34,747)	(14,356)	(18,320)	(36,355)	(4,230)	(108,008)
Other operating income (loss)	2,000	—	(2)	284	—	2,282
Income (loss) from operations	$153,026	$108,998	$35,377	$159,442	$(105,076)	$351,767
Depreciation and amortization	34,747	14,356	18,320	36,355	4,230	108,008
Concentra separation transaction costs	—	—	—	1,613	835	2,448
Stock compensation expense	—	—	—	332	25,691	26,023
Adjusted EBITDA	$187,773	$123,354	$53,697	$197,742	$(74,320)	$488,246
Adjusted EBITDA margin	14.9%	23.1%	8.7%	20.9%	N/M	13.8%

	Six Months Ended June 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,169,017	$472,318	$598,875	$923,377	$175,921	$3,339,508
Operating expenses	(1,026,748)	(370,749)	(536,065)	(729,567)	(264,080)	(2,927,209)
Depreciation and amortization	(30,523)	(13,775)	(17,236)	(36,593)	(4,237)	(102,364)
Other operating income	—	336	239	151	—	726
Income (loss) from operations	$111,746	$88,130	$45,813	$157,368	$(92,396)	$310,661
Depreciation and amortization	30,523	13,775	17,236	36,593	4,237	102,364
Stock compensation expense	—	—	—	178	20,329	20,507
Adjusted EBITDA	$142,269	$101,905	$63,049	$194,139	$(67,830)	$433,532
Adjusted EBITDA margin	12.2%	21.6%	10.5%	21.0%	N/M	13.0%
Net income was $211.9 million for the six months ended June 30, 2024, compared to $177.1 million for the six months ended June 30, 2023.
The following table summarizes the changes in our segment performance measures for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	7.9%	13.0%	3.3%	2.4%	8.0%	6.3%
Change in income from operations	36.9%	23.7%	(22.8)%	1.3%	N/M	13.2%
Change in Adjusted EBITDA	32.0%	21.0%	(14.8)%	1.9%	N/M	12.6%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 21% and 23% of our revenue for the six months ended June 30, 2024, and for the year ended December 31, 2023, respectively.
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
As a result of the COVID-19 national emergency, the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excused health care providers or suppliers from specific program requirements. Our Annual Report on Form 10-K for the year ended December 31, 2023, contains a detailed discussion of the federal health care program changes made in response to the COVID-19 pandemic, including these COVID-19 waivers, in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. Most of these COVID-19 waivers, including the waiver of the IRF 60% Rule and the waiver of Medicare statutory requirements regarding site neutral payments to long-term care hospitals (“LTCHs”), ended for new admissions when the public health emergency expired on May 11, 2023. However, LTCHs were exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. As a result, LTCH cost reporting periods that started prior to May 11, 2023, were exempt for the remainder of that cost reporting year. However, LTCH cost reporting periods that began on or after May 11, 2023, must comply with the greater-than-25-day average length of stay requirement.
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
Fiscal Year 2025. On May 2, 2024, CMS published a proposed rule to update policies and payment rates for the LTCH-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). CMS is expected to issue the final rule by August 1 or shortly thereafter if there is good cause for later publication. The proposed standard federal rate for fiscal year 2025 is $49,263, an increase from the standard federal rate applicable during fiscal year 2024 of $48,117. The proposed update to the standard federal rate for fiscal year 2025 includes a market basket increase of 3.2%, less a productivity adjustment of 0.4%. The proposed standard federal rate also includes an area wage budget neutrality factor of 0.9959347. The proposed fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $90,921, an increase from the fixed-loss amount in the 2024 fiscal year of $59,873. The proposed fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $49,237, an increase from the fixed-loss amount in the 2024 fiscal year of $42,750.
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
Fiscal Year 2025. On July 31, 2024, CMS published a display copy of the final rule to update policies and payment rates for the IRF-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). The standard payment conversion factor for discharges for fiscal year 2025 was set at $18,907, an increase from the standard payment conversion factor applicable during fiscal year 2024 of $18,541. The update to the standard payment conversion factor for fiscal year 2025 included a market basket increase of 3.5%, less a productivity adjustment of 0.5%. CMS increased the outlier threshold amount for fiscal year 2025 to $12,043 from $10,423 established in the final rule for fiscal year 2024.
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
For calendar years 2021 and 2022, CMS’s expected decreases in Medicare reimbursement under the physician fee schedule were mostly offset by one-time increases in payments as a result of legislation passed by Congress. Similarly, the Consolidated Appropriations Act, 2023, provided some relief from the payment cuts in calendar years 2023 and 2024. Payments under the 2023 physician fee schedule decreased by 2%, and for calendar year 2024, final CMS policies resulted in an approximate 3% decrease in Medicare payments for the therapy specialty. On March 9, 2024, President Biden signed into law the Consolidated Appropriations Act, 2024, which mitigated Medicare physician payment cuts by 1.68%, resulting in a lower, 1.69% cut to payments. The full 3.37% cut was applied to payments for services provided between January 1, 2024 and the March 9, 2024 effective date. The Consolidated Appropriations Act, 2024 also extends the Medicare physician work geographic index floor through December 31, 2024. The steps Congress has taken to reduce the cuts to Medicare physician payments for the remainder of 2024 are temporary and will not carry over into 2025. In the display copy of the calendar year 2025 physician fee schedule proposed rule, CMS calculated the payment rates without the 1.25% and 2.93% payment increases under the Consolidated Appropriations of 2023 and 2024, respectively. However CMS expects that its proposed policies for 2025 will not result in any increase or decrease in Medicare payments for the therapy specialty.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	105	107	103	107
Number of hospitals acquired	1	—	1	—
Number of hospital start-ups	2	1	4	1
Number of hospitals closed/sold	—	(1)	—	(1)
Number of consolidated hospitals—end of period(1)	108	107	108	107
Available licensed beds(3)	4,547	4,546	4,547	4,546
Admissions(3)(4)	8,925	8,888	18,363	18,417
Patient days(3)(5)	276,366	279,241	563,112	573,863
Average length of stay (days)(3)(6)	30	31	30	31
Revenue per patient day(3)(7)	$2,076	$2,159	$2,067	$2,190
Occupancy rate(3)(8)	68%	67%	70%	69%
Percent patient days—Medicare(3)(9)	37%	34%	38%	35%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	20	21	20	21
Number of hospitals acquired	—	—	—	—
Number of hospital start-ups	—	—	—	—
Number of hospitals closed/sold	—	—	—	—
Number of consolidated hospitals—end of period(1)	20	21	20	21
Number of unconsolidated hospitals managed—end of period(2)	12	12	12	12
Total number of hospitals (all)—end of period	32	33	32	33
Available licensed beds(3)	1,443	1,535	1,443	1,535
Admissions(3)(4)	7,865	8,325	15,523	16,600
Patient days(3)(5)	109,680	117,045	218,047	233,889
Average length of stay (days)(3)(6)	14	14	14	14
Revenue per patient day(3)(7)	$2,008	$2,113	$1,989	$2,105
Occupancy rate(3)(8)	84%	84%	85%	85%
Percent patient days—Medicare(3)(9)	48%	47%	49%	48%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,632	1,624	1,622	1,633
Number of clinics acquired	4	5	13	6
Number of clinic start-ups	9	6	21	9
Number of clinics closed/sold	(7)	(10)	(18)	(23)
Number of consolidated clinics—end of period	1,638	1,625	1,638	1,625
Number of unconsolidated clinics managed—end of period	306	300	306	300
Total number of clinics (all)—end of period	1,944	1,925	1,944	1,925
Number of visits(3)(10)	2,720,490	2,827,625	5,357,260	5,562,751
Revenue per visit(3)(11)	$100	$100	$100	$100

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Concentra data:
Number of consolidated centers—start of period	539	547	540	544
Number of centers acquired	1	—	1	2
Number of center start-ups	—	1	—	2
Number of centers closed/sold	—	(1)	(1)	(1)
Number of consolidated centers—end of period	540	547	540	547
Number of onsite clinics operated—end of period	141	154	141	154
Number of visits(3)(10)	3,267,894	3,214,255	6,485,839	6,369,910
Revenue per visit(3)(11)	$134	$140	$134	$139
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	85.0	85.1	85.1	84.3
General and administrative	2.5	2.8	2.5	2.8
Depreciation and amortization	3.0	3.1	3.1	3.0
Total costs and expenses	90.5	91.0	90.7	90.1
Other operating income (loss)	0.0	0.0	0.0	0.0
Income from operations	9.5	9.0	9.3	9.9
Equity in earnings of unconsolidated subsidiaries	0.6	0.4	0.6	0.5
Interest expense	(2.9)	(2.2)	(2.9)	(2.5)
Income before income taxes	7.2	7.2	7.0	7.9
Income tax expense	1.7	1.8	1.7	1.9
Net income	5.5	5.4	5.3	6.0
Net income attributable to non-controlling interests	0.8	1.0	0.8	1.1
Net income attributable to Select Medical Holdings Corporation	4.7%	4.4%	4.5%	4.9%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2024	% Change	2023	2024	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$575,091	$604,921	5.2%	$1,169,017	$1,260,801	7.9%
Rehabilitation hospital	240,856	267,831	11.2	472,318	533,531	13.0
Outpatient rehabilitation	302,972	315,496	4.1	598,875	618,654	3.3
Concentra	467,079	477,915	2.3	923,377	945,513	2.4
Other(1)	88,530	93,500	5.6	175,921	189,973	8.0
Total Company	$1,674,528	$1,759,663	5.1%	$3,339,508	$3,548,472	6.3%
Income (loss) from operations:
Critical illness recovery hospital	$51,610	$54,243	5.1%	$111,746	$153,026	36.9%
Rehabilitation hospital	47,802	54,733	14.5	88,130	108,998	23.7
Outpatient rehabilitation	24,071	19,630	(18.4)	45,813	35,377	(22.8)
Concentra	82,108	83,944	2.2	157,368	159,442	1.3
Other(1)	(46,387)	(54,750)	N/M	(92,396)	(105,076)	N/M
Total Company	$159,204	$157,800	(0.9)%	$310,661	$351,767	13.2%
Adjusted EBITDA:
Critical illness recovery hospital	$65,496	$71,833	9.7%	$142,269	$187,773	32.0%
Rehabilitation hospital	54,689	61,954	13.3	101,905	123,354	21.0
Outpatient rehabilitation	32,850	28,769	(12.4)	63,049	53,697	(14.8)
Concentra	100,391	101,600	1.2	194,139	197,742	1.9
Other(1)	(33,957)	(37,827)	N/M	(67,830)	(74,320)	N/M
Total Company	$219,469	$226,329	3.1%	$433,532	$488,246	12.6%
Adjusted EBITDA margins:
Critical illness recovery hospital	11.4%	11.9%		12.2%	14.9%
Rehabilitation hospital	22.7	23.1		21.6	23.1
Outpatient rehabilitation	10.8	9.1		10.5	8.7
Concentra	21.5	21.3		21.0	20.9
Other(1)	N/M	N/M		N/M	N/M
Total Company	13.1%	12.9%		13.0%	13.8%
Total assets:
Critical illness recovery hospital	$2,492,370	$2,659,137		$2,492,370	$2,659,137
Rehabilitation hospital	1,209,737	1,241,445		1,209,737	1,241,445
Outpatient rehabilitation	1,399,782	1,415,573		1,399,782	1,415,573
Concentra	2,314,328	2,358,978		2,314,328	2,358,978
Other(1)	285,652	200,169		285,652	200,169
Total Company	$7,701,869	$7,875,302		$7,701,869	$7,875,302
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$31,363	$17,616		$55,021	$33,557
Rehabilitation hospital	1,903	14,818		10,485	21,919
Outpatient rehabilitation	10,476	8,162		20,408	17,662
Concentra	15,846	15,263		30,246	32,494
Other(1)	(74)	(311)		2,239	2,433
Total Company	$59,514	$55,548		$118,399	$108,065
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M — Not meaningful.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
For the three months ended June 30, 2024, we had revenue of $1,759.7 million and income from operations of $157.8 million, as compared to revenue of $1,674.5 million and income from operations of $159.2 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, Adjusted EBITDA was $226.3 million, with an Adjusted EBITDA margin of 12.9%, as compared to Adjusted EBITDA of $219.5 million and an Adjusted EBITDA margin of 13.1% for the three months ended June 30, 2023.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue increased 5.2% to $604.9 million for the three months ended June 30, 2024, compared to $575.1 million for the three months ended June 30, 2023. Revenue per patient day increased 4.0% to $2,159 for the three months ended June 30, 2024, compared to $2,076 for the three months ended June 30, 2023. Our patient days increased 1.0% to 279,241 days for the three months ended June 30, 2024, compared to 276,366 days for the three months ended June 30, 2023. Occupancy in our critical illness recovery hospitals was 67% and 68% for the three months ended June 30, 2024 and 2023, respectively.
Rehabilitation Hospital Segment.    Revenue increased 11.2% to $267.8 million for the three months ended June 30, 2024, compared to $240.9 million for the three months ended June 30, 2023. Our patient days increased 6.7% to 117,045 days for the three months ended June 30, 2024, compared to 109,680 days for the three months ended June 30, 2023. Revenue per patient day increased 5.2% to $2,113 for the three months ended June 30, 2024, compared to $2,008 for the three months ended June 30, 2023. Occupancy in our rehabilitation hospitals was 84% for both the three months ended June 30, 2024 and 2023.
Outpatient Rehabilitation Segment.    Revenue increased 4.1% to $315.5 million for the three months ended June 30, 2024, compared to $303.0 million for the three months ended June 30, 2023. The increase in revenue was attributable to patient visits, which increased 3.9% to 2,827,625 visits for the three months ended June 30, 2024, compared to 2,720,490 visits for the three months ended June 30, 2023. Our revenue per visit was $100 for both the three months ended June 30, 2024 and 2023.
Concentra Segment.    Revenue increased 2.3% to $477.9 million for the three months ended June 30, 2024, compared to $467.1 million for the three months ended June 30, 2023. The increase in revenue was principally due to an increase in revenue per visit, which increased 4.5% to $140 for the three months ended June 30, 2024, compared to $134 for the three months ended June 30, 2023. Our patient visits were 3,214,255 visits for the three months ended June 30, 2024, compared to 3,267,894 visits for the three months ended June 30, 2023.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,547.9 million, or 87.9% of revenue, for the three months ended June 30, 2024, compared to $1,466.1 million, or 87.5% of revenue, for the three months ended June 30, 2023. Our cost of services, a major component of which is labor expense, was $1,498.0 million, or 85.1% of revenue, for the three months ended June 30, 2024, compared to $1,423.6 million, or 85.0% of revenue, for the three months ended June 30, 2023. General and administrative expenses were $49.9 million, or 2.8% of revenue, for the three months ended June 30, 2024, compared to $42.5 million, or 2.5% of revenue, for the three months ended June 30, 2023.
Other Operating Income
For the three months ended June 30, 2023, we had other operating income of $0.7 million.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 9.7% to $71.8 million for the three months ended June 30, 2024, compared to $65.5 million for the three months ended June 30, 2023. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 11.9% for the three months ended June 30, 2024, compared to 11.4% for the three months ended June 30, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were principally due to an increase in revenue. Additionally, our total contract labor costs decreased by approximately 15% during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, which was attributable to an approximate 14% decrease in the utilization of contract registered nurses and an approximate 4% decrease in the rate per hour for contract registered nurses.

Rehabilitation Hospital Segment.    Adjusted EBITDA increased 13.3% to $62.0 million for the three months ended June 30, 2024, compared to $54.7 million for the three months ended June 30, 2023. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 23.1% for the three months ended June 30, 2024, compared to 22.7% for the three months ended June 30, 2023. The increases in Adjusted EBITDA and Adjusted EBITDA margin were principally attributable to an increase in revenue.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $28.8 million for the three months ended June 30, 2024, compared to $32.9 million for the three months ended June 30, 2023. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 9.1% for the three months ended June 30, 2024, compared to 10.8% for the three months ended June 30, 2023. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were principally due to higher labor costs, partially offset by an increase in revenue.
Concentra Segment.    Adjusted EBITDA increased 1.2% to $101.6 million for the three months ended June 30, 2024, compared to $100.4 million for the three months ended June 30, 2023. Our Adjusted EBITDA margin for the Concentra segment was 21.3% for the three months ended June 30, 2024, compared to 21.5% for the three months ended June 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense was $53.9 million for the three months ended June 30, 2024, compared to $49.9 million for the three months ended June 30, 2023.
Income from Operations
For the three months ended June 30, 2024, we had income from operations of $157.8 million, compared to $159.2 million for the three months ended June 30, 2023.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended June 30, 2024, we had equity in earnings of unconsolidated subsidiaries of $6.3 million, compared to $10.5 million for the three months ended June 30, 2023. The decrease in equity in earnings is principally attributable to the write-off of an impaired investment within our Concentra segment.
Interest
Our term loan is subject to an interest rate cap, which limits the variable interest rate to 1.0% on $2.0 billion of principal outstanding under the term loan. The Term SOFR rate was 5.34% at June 30, 2024, compared to 5.20% at June 30, 2023. Interest expense was $37.1 million for the three months ended June 30, 2024, compared to $49.0 million for the three months ended June 30, 2023. The decrease in interest expense is principally due to the reclassification of a $13.7 million gain on the interest rate cap cash flow hedge from accumulated other comprehensive income into interest expense for forecasted transactions that are probable not to occur.
Income Taxes
We recorded income tax expense of $32.2 million for the three months ended June 30, 2024, which represented an effective tax rate of 25.4%. We recorded income tax expense of $28.8 million for the three months ended June 30, 2023, which represented an effective tax rate of 23.9%.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
For the six months ended June 30, 2024, we had revenue of $3,548.5 million and income from operations of $351.8 million, respectively, as compared to revenue of $3,339.5 million and income from operations of $310.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, Adjusted EBITDA was $488.2 million, with an Adjusted EBITDA margin of 13.8%, as compared to Adjusted EBITDA of $433.5 million and an Adjusted EBITDA margin of 13.0% for the six months ended June 30, 2023, respectively.
The improvement in our financial performance for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was principally due to the increase in revenue in our Critical Illness Recovery Hospital and Rehabilitation Hospital segments, as discussed below under “Revenue.”
Revenue
Critical Illness Recovery Hospital Segment.    Revenue increased 7.9% to $1,260.8 million for the six months ended June 30, 2024, compared to $1,169.0 million for the six months ended June 30, 2023. Revenue per patient day increased 6.0% to $2,190 for the six months ended June 30, 2024, compared to $2,067 for the six months ended June 30, 2023. Our patient days increased 1.9% to 573,863 for the six months ended June 30, 2024, compared to 563,112 days for the six months ended June 30, 2023. Occupancy in our critical illness recovery hospitals was 69% and 70% for the six months ended June 30, 2024 and 2023, respectively.
Rehabilitation Hospital Segment.    Revenue increased 13.0% to $533.5 million for the six months ended June 30, 2024, compared to $472.3 million for the six months ended June 30, 2023. Our patient days increased 7.3% to 233,889 days for the six months ended June 30, 2024, compared to 218,047 days for the six months ended June 30, 2023. Revenue per patient day increased 5.8% to $2,105 for the six months ended June 30, 2024, compared to $1,989 for the six months ended June 30, 2023. Occupancy in our rehabilitation hospitals was 85% for both the six months ended June 30, 2024 and 2023.
Outpatient Rehabilitation Segment.    Revenue increased 3.3% to $618.7 million for the six months ended June 30, 2024, compared to $598.9 million for the six months ended June 30, 2023. The increase in revenue was attributable to patient visits, which increased 3.8% to 5,562,751 visits for the six months ended June 30, 2024, compared to 5,357,260 visits for the six months ended June 30, 2023. Our revenue per visit was $100 for both the six months ended June 30, 2024 and 2023.
Concentra Segment.    Revenue increased 2.4% to $945.5 million for the six months ended June 30, 2024, compared to $923.4 million for the six months ended June 30, 2023. The increase in revenue was attributable to revenue per visit, which increased 3.7% to $139 for the six months ended June 30, 2024, compared to $134 for the six months ended June 30, 2023. Our patient visits were 6,369,910 for the six months ended June 30, 2024, compared to 6,485,839 visits for the six months ended June 30, 2023.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $3,091.0 million, or 87.1% of revenue, for the six months ended June 30, 2024, compared to $2,927.2 million, or 87.6% of revenue, for the six months ended June 30, 2023. Our cost of services, a major component of which is labor expense, was $2,992.7 million, or 84.3% of revenue, for the six months ended June 30, 2024, compared to $2,842.4 million, or 85.1% of revenue, for the six months ended June 30, 2023. The decrease in our operating expenses relative to our revenue was principally attributable to an increase in revenue in our Critical Illness Recovery Hospital and Rehabilitation Hospital segments. General and administrative expenses were $98.3 million, or 2.8% of revenue, for the six months ended June 30, 2024, compared to $84.8 million, or 2.5% of revenue, for the six months ended June 30, 2023. General and administrative expenses included $2.4 million of Concentra separation transaction costs for the six months ended June 30, 2024.
Other Operating Income
For the six months ended June 30, 2024, we had other operating income of $2.3 million, compared to $0.7 million for the six months ended June 30, 2023.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA increased 32.0% to $187.8 million for the six months ended June 30, 2024, compared to $142.3 million for the six months ended June 30, 2023. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 14.9% for the six months ended June 30, 2024, compared to 12.2% for the six months ended June 30, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were principally due to an increase in revenue. Additionally, our total contract labor costs decreased by approximately 18% during the year ended June 30, 2024, as compared to the year ended June 30, 2023, which was driven by an approximate 17% decrease in utilization of contract registered nurses and an approximate 6% decrease in the rate per hour for contract registered nurses.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 21.0% to $123.4 million for the six months ended June 30, 2024, compared to $101.9 million for the six months ended June 30, 2023. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 23.1% for the six months ended June 30, 2024, compared to 21.6% for the six months ended June 30, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin were principally attributable to an increase in revenue.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $53.7 million for the six months ended June 30, 2024, compared to $63.0 million for the six months ended June 30, 2023. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 8.7% for the six months ended June 30, 2024, compared to 10.5% for the six months ended June 30, 2023. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were principally attributable due to higher labor costs, partially offset by an increase in revenue.
Concentra Segment.    Adjusted EBITDA increased 1.9% to $197.7 million for the six months ended June 30, 2024, compared to $194.1 million for the six months ended June 30, 2023. Our Adjusted EBITDA margin for the Concentra segment was 20.9% for the six months ended June 30, 2024, compared to 21.0% for the six months ended June 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense was $108.0 million for the six months ended June 30, 2024, compared to $102.4 million for the six months ended June 30, 2023.
Income from Operations
For the six months ended June 30, 2024, we had income from operations of $351.8 million, compared to $310.7 million for the six months ended June 30, 2023. The increase in income from operations is principally attributable to increases in revenue within our Critical Illness Recovery Hospital and Rehabilitation Hospital segments, as discussed above under “Revenue”.
Equity in Earnings of Unconsolidated Subsidiaries
For the six months ended June 30, 2024, we had equity in earnings of unconsolidated subsidiaries of $16.7 million, compared to $19.1 million for the six months ended June 30, 2023. The decrease in equity in earnings is principally attributable to the write-off of an impaired investment within our Concentra segment.
Interest
Our term loan is subject to an interest rate cap, which limits the variable interest rate to 1.0% on $2.0 billion of principal outstanding under the term loan. The Term SOFR rate was 5.34% at June 30, 2024, compared to 5.20% at June 30, 2023. Interest expense was $87.9 million for the six months ended June 30, 2024, compared to $97.6 million for the six months ended June 30, 2023. The decrease in interest expense is principally due to the reclassification of a $13.7 million gain on the interest rate cap cash flow hedge from accumulated other comprehensive income into interest expense for forecasted transactions that are probable not to occur, partially offset by an increase in the borrowing spread on the term loan resulting from Amendment No. 8 to the senior secured credit agreement.
Income Taxes
We recorded income tax expense of $68.7 million for the six months ended June 30, 2024, which represented an effective tax rate of 24.5%. We recorded income tax expense of $55.0 million for the six months ended June 30, 2023, which represented an effective tax rate of 23.7%.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Six Months Ended June 30,
	2023	2024
	(in thousands)
Net cash provided by operating activities	$286,278	$211,463
Net cash used in investing activities	(135,875)	(111,725)
Net cash used in financing activities	(147,142)	(72,584)
Net increase in cash and cash equivalents	3,261	27,154
Cash and cash equivalents at beginning of period	97,906	84,006
Cash and cash equivalents at end of period	$101,167	$111,160
Operating activities provided $211.5 million of cash flows for the six months ended June 30, 2024, compared to $286.3 million of cash flows provided by operating activities for the six months ended June 30, 2023. The decline in cash flows provided by operating activities year over year is principally due to an increase in accounts receivable, which was principally driven by an increase in revenue and the continued impact of the Change Healthcare matter.
Our days sales outstanding was 56 days at June 30, 2024, compared to 52 days at December 31, 2023. Our days sales outstanding was 52 days at June 30, 2023, compared to 55 days at December 31, 2022. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes and the continued impact of the Change Healthcare matter.
Investing activities used $111.7 million of cash flows for the six months ended June 30, 2024. The principal uses of cash were $108.1 million for purchases of property, equipment, and other assets, and $6.0 million for investments in and acquisitions of businesses. Investing activities used $135.9 million of cash flows for the six months ended June 30, 2023. The principal uses of cash were $118.4 million for purchases of property, equipment, and other assets, and $17.5 million for investments in and acquisitions of businesses.
Financing activities used $72.6 million of cash flows for the six months ended June 30, 2024. The principal uses of cash were payments of $79.1 million on our term loan, $32.3 million of dividend payments to common stockholders, and $18.4 million for distributions to and purchases of non-controlling interests. The principal source of cash was net borrowings under our revolving facility of $65.0 million. Financing activities used $147.1 million of cash flows for the six months ended June 30, 2023. The principal uses of cash were net repayments under our revolving facility of $100.0 million, $31.8 million of dividend payments to common stockholders, and $24.1 million for distributions to and purchases of non-controlling interests.

Capital Resources
Working capital.  We had net working capital of $108.1 million at June 30, 2024, compared to $9.2 million at December 31, 2023. The increase in net working capital was principally due to an increase in accounts receivable.
Credit facilities. At June 30, 2024, Select had outstanding borrowings under its credit facilities consisting of a $2,013.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $12.9 million) and borrowings of $345.0 million under its revolving facility. At June 30, 2024, Select had $367.4 million of availability under its revolving facility after giving effect to $57.6 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2025, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. Holdings did not repurchase shares under the program during the six months ended June 30, 2024. Since the inception of the program through June 30, 2024, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs. The Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, became effective January 1, 2023.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of June 30, 2024, we had cash and cash equivalents of $111.2 million and $367.4 million of availability under the revolving facility after giving effect to $345.0 million of outstanding borrowings and $57.6 million of outstanding letters of credit.
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
Dividend
On February 13, 2024 and May 1, 2024, our Board of Directors declared a cash dividend of $0.125 per share. On March 13, 2024 and May 30, 2024, cash dividends totaling $16.0 million and $16.3 million were paid.
On July 31, 2024, our Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about August 30, 2024 to stockholders of record as of the close of business on August 14, 2024.
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
At June 30, 2024, Select had outstanding borrowings under its credit facilities consisting of a $2,013.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $12.9 million) and $345.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we have an interest rate cap which limits the Term SOFR rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through September 30, 2024. As of June 30, 2024, the Term SOFR rate was 5.34%. As of June 30, 2024, $13.4 million of our term loan borrowings are subject to variable interest rates. Subsequent to the expiration of our interest rate cap on September 30, 2024, all of our outstanding term loan borrowings will be subject to variable interest rates.
Subsequent to the July 26, 2024 debt financing transactions discussed in “Note 15. Subsequent Events” above, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $4.2 million per year.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2024, Holdings did not repurchase shares under the authorized common stock repurchase program. The common stock repurchase program has an available capacity of $399.7 million as of June 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Number	Description
10.1
Purchase Agreement, dated June 26, 2024, by and among Concentra Escrow Issuer Corporation and the initial purchasers named therein (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (file No. 001-34465) filed on June 26, 2024).

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

Dated:  August 1, 2024