Form 10-Q
period 2024-09-30
SELECT MEDICAL HOLDINGS CORP
filed 2024-10-31
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2024, Select Medical Holdings Corporation had outstanding 129,466,933 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2023	September 30, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$84,006	$191,468
Accounts receivable	940,335	1,060,007
Prepaid income taxes	22,726	8,669
Current portion of interest rate cap contract	58,962	—
Other current assets	151,617	144,053
Total Current Assets	1,257,646	1,404,197
Operating lease right-of-use assets	1,188,616	1,321,045
Property and equipment, net	1,023,561	1,040,383
Goodwill	3,513,170	3,555,022
Identifiable intangible assets, net	329,916	312,565
Other assets	376,722	369,449
Total Assets	$7,689,631	$8,002,661
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$30,274	$14,173
Current operating lease liabilities	245,400	249,832
Current portion of long-term debt and notes payable	70,329	42,785
Accounts payable	174,312	170,711
Accrued and other liabilities	728,150	768,203
Total Current Liabilities	1,248,465	1,245,704
Non-current operating lease liabilities	1,025,867	1,163,406
Long-term debt, net of current portion	3,587,675	3,098,957
Non-current deferred tax liability	143,306	95,557
Other non-current liabilities	110,303	98,593
Total Liabilities	6,115,616	5,702,217
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	26,297	30,455
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 128,369,492 and 129,539,724 shares issued and outstanding at 2023 and 2024, respectively	128	130
Capital in excess of par	493,413	858,741
Retained earnings	751,856	1,056,320
Accumulated other comprehensive income	42,907	—
Total Stockholders’ Equity	1,288,304	1,915,191
Non-controlling interests	259,414	354,798
Total Equity	1,547,718	2,269,989
Total Liabilities and Equity	$7,689,631	$8,002,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	$1,665,694	$1,761,220	$5,005,202	$5,309,692
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,442,509	1,523,899	4,284,931	4,516,553
General and administrative	41,316	47,347	126,103	145,672
Depreciation and amortization	52,394	50,143	154,758	158,151
Total costs and expenses	1,536,219	1,621,389	4,565,792	4,820,376
Other operating income	485	1,302	1,211	3,584
Income from operations	129,960	141,133	440,621	492,900
Other income and expense:
Loss on early retirement of debt	(14,692)	(10,939)	(14,692)	(10,939)
Equity in earnings of unconsolidated subsidiaries	11,561	33,069	30,618	49,805
Interest expense	(50,271)	(55,439)	(147,839)	(143,309)
Income before income taxes	76,558	107,824	308,708	388,457
Income tax expense	15,742	26,809	70,775	95,509
Net income	60,816	81,015	237,933	292,948
Less: Net income attributable to non-controlling interests	12,636	25,387	40,711	62,860
Net income attributable to Select Medical Holdings Corporation	$48,180	$55,628	$197,222	$230,088
Earnings per common share (Note 13):
Basic and diluted	$0.38	$0.43	$1.55	$1.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Net income	$60,816	$81,015	$237,933	$292,948
Other comprehensive income (loss), net of tax:
Gain on interest rate cap contract	3,895	30	18,726	5,723
Reclassification adjustment for gains included in net income	(16,215)	(5,812)	(44,601)	(48,630)
Net change, net of tax benefit of $3,998, $1,826, $8,397, and $13,550	(12,320)	(5,782)	(25,875)	(42,907)
Comprehensive income	48,496	75,233	212,058	250,041
Less: Comprehensive income attributable to non-controlling interests	12,636	25,387	40,711	62,860
Comprehensive income attributable to Select Medical Holdings Corporation	$35,860	$49,846	$171,347	$187,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2024

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	128,369	$128	$493,413	$751,856	$42,907	$1,288,304	$259,414	$1,547,718
Net income attributable to Select Medical Holdings Corporation				96,897		96,897		96,897
Net income attributable to non-controlling interests						—	17,845	17,845
Cash dividends declared for common stockholders ($0.125 per share)				(16,045)		(16,045)		(16,045)
Issuance of restricted stock	1	0	0			—		—
Forfeitures of unvested restricted stock	(12)	0	0	14		14		14
Vesting of restricted stock			11,596			11,596		11,596
Issuance of non-controlling interests						—	4,002	4,002
Distributions to and purchases of non-controlling interests			394			394	(10,900)	(10,506)
Redemption value adjustment on non-controlling interests				(1,901)		(1,901)		(1,901)
Other comprehensive loss					(11,977)	(11,977)		(11,977)
Balance at March 31, 2024	128,358	$128	$505,403	$830,821	$30,930	$1,367,282	$270,361	$1,637,643
Net income attributable to Select Medical Holdings Corporation				77,563		77,563		77,563
Net income attributable to non-controlling interests						—	14,863	14,863
Cash dividends declared for common stockholders ($0.125 per share)				(16,254)		(16,254)		(16,254)
Issuance of restricted stock	1,725	2	(2)			—		—
Forfeitures of unvested restricted stock	(6)	0	0	6		6		6
Vesting of restricted stock			14,408			14,408		14,408
Repurchase of common shares	(51)		(529)	(871)		(1,400)		(1,400)
Issuance of non-controlling interests						—	9,750	9,750
Distributions to and purchases of non-controlling interests						—	(4,598)	(4,598)
Redemption value adjustment on non-controlling interests				132		132		132
Other comprehensive loss					(25,148)	(25,148)		(25,148)
Balance at June 30, 2024	130,026	$130	$519,280	$891,397	$5,782	$1,416,589	$290,376	$1,706,965
Net income attributable to Select Medical Holdings Corporation				55,628		55,628		55,628
Net income attributable to non-controlling interests						—	22,886	22,886
Cash dividends declared for common stockholders ($0.125 per share)				(16,194)		(16,194)		(16,194)
Issuance of restricted stock	1	0	0			—		—
Forfeitures of unvested restricted stock	(21)	0	0	21		21		21
Vesting of restricted stock			13,354			13,354		13,354
Repurchase of common shares	(466)		(8,745)	(7,779)		(16,524)		(16,524)
Issuance of non-controlling interests						—	3,662	3,662
Non-controlling interests acquired in business combination						—	10,465	10,465
Distributions to and purchases of non-controlling interests						—	(15,819)	(15,819)
Concentra IPO			334,852	133,118		467,970	43,228	511,198
Other comprehensive loss					(5,782)	(5,782)		(5,782)
Other				129		129		129
Balance at September 30, 2024	129,540	$130	$858,741	$1,056,320	$—	$1,915,191	$354,798	$2,269,989

	For the Nine Months Ended September 30, 2023

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564
Net income attributable to Select Medical Holdings Corporation				70,805		70,805		70,805
Net income attributable to non-controlling interests						—	12,811	12,811
Cash dividends declared for common stockholders ($0.125 per share)				(15,897)		(15,897)		(15,897)
Issuance of restricted stock	3	0	0			—		—
Vesting of restricted stock			10,003			10,003		10,003
Issuance of non-controlling interests						—	2,731	2,731
Non-controlling interests acquired in business combination						—	3,877	3,877
Distributions to and purchases of non-controlling interests						—	(6,069)	(6,069)
Redemption value adjustment on non-controlling interests				(436)		(436)		(436)
Other comprehensive loss					(15,948)	(15,948)		(15,948)
Other			(1)	1		—		—
Balance at March 31, 2023	127,176	$127	$462,185	$635,483	$72,654	$1,170,449	$247,992	$1,418,441
Net income attributable to Select Medical Holdings Corporation				78,237		78,237		78,237
Net income attributable to non-controlling interests						—	11,539	11,539
Cash dividends declared for common stockholders ($0.125 per share)				(15,924)		(15,924)		(15,924)
Issuance of restricted stock	261	0	0			—		—
Vesting of restricted stock			10,326			10,326		10,326
Repurchase of common shares	(49)		(634)	(872)		(1,506)		(1,506)
Issuance of non-controlling interests			1,870			1,870	10,211	12,081
Distributions to and purchases of non-controlling interests			195			195	(14,201)	(14,006)
Redemption value adjustment on non-controlling interests				(2)		(2)		(2)
Other comprehensive income					2,393	2,393		2,393
Balance at June 30, 2023	127,388	$127	$473,942	$696,922	$75,047	$1,246,038	$255,541	$1,501,579
Net income attributable to Select Medical Holdings Corporation				48,180		48,180		48,180
Net income attributable to non-controlling interests						—	10,316	10,316
Cash dividends declared for common stockholders ($0.125 per share)				(16,035)		(16,035)		(16,035)
Issuance of restricted stock	1,217	1	(1)			—		—
Vesting of restricted stock			11,483			11,483		11,483
Repurchase of common shares	(318)	0	(3,866)	(5,678)		(9,544)		(9,544)
Issuance of non-controlling interests						—	5,651	5,651
Non-controlling interests acquired in business combination						—	5,130	5,130
Distributions to and purchases of non-controlling interests			732	(2,672)		(1,940)	(21,059)	(22,999)
Redemption value adjustment on non-controlling interests				1,912		1,912		1,912
Other comprehensive loss					(12,320)	(12,320)		(12,320)
Other				36		36	—	36
Balance at September 30, 2023	128,287	$128	$482,290	$722,665	$62,727	$1,267,810	$255,579	$1,523,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2023	2024
Operating activities
Net income	$237,933	$292,948
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	9,896	30,436
Depreciation and amortization	154,758	158,151
Provision for expected credit losses	1,101	1,659
Equity in earnings of unconsolidated subsidiaries	(30,618)	(49,805)
Loss on extinguishment of debt	175	10,939
Gain on sale or disposal of assets	(7)	(1,111)
Stock compensation expense	31,991	39,399
Amortization of debt discount, premium, and issuance costs	1,899	2,279
Deferred income taxes	(17,049)	(34,941)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(3,014)	(116,761)
Other current assets	(17,276)	7,856
Other assets	7,028	13,942
Accounts payable	4,788	(2,056)
Accrued expenses	21,011	39,497
Net cash provided by operating activities	402,616	392,432
Investing activities
Business combinations, net of cash acquired	(20,482)	(2,311)
Purchases of property, equipment, and other assets	(168,597)	(158,748)
Investment in businesses	(9,874)	—
Proceeds from sale of assets and businesses	60	4,241
Net cash used in investing activities	(198,893)	(156,818)
Financing activities
Borrowings on revolving facilities	635,000	950,000
Payments on revolving facilities	(740,000)	(1,220,000)
Proceeds from term loans, net of issuance costs	2,092,232	836,697
Payments on term loans	(2,108,694)	(1,719,503)
Proceeds from 6.875% senior notes, net of issuance costs	—	637,337
Borrowings of other debt	30,849	20,806
Principal payments on other debt	(38,298)	(35,782)
Dividends paid to common stockholders	(47,856)	(48,493)
Repurchase of common stock	(11,050)	(17,924)
Decrease in overdrafts	(1,967)	(16,101)
Proceeds from issuance of non-controlling interests	20,463	9,413
Distributions to and purchases of non-controlling interests	(54,868)	(35,800)
Proceeds from Concentra initial public offering (Note 15)	—	511,198
Net cash used in financing activities	(224,189)	(128,152)
Net increase (decrease) in cash and cash equivalents	(20,466)	107,462
Cash and cash equivalents at beginning of period	97,906	84,006
Cash and cash equivalents at end of period	$77,440	$191,468
Supplemental information
Cash paid for interest, excluding amounts received of $60,353 and $68,069 under the interest rate cap contract	$221,697	$216,757
Cash paid for taxes	78,502	102,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of September 30, 2024, and for the three and nine month periods ended September 30, 2023 and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2024.
For details regarding the Concentra separation see Note 15, Concentra Separation.
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
The Company will adopt ASU 2023-07 beginning with our annual reporting period ending December 31, 2024. The ASU is required to be applied retrospectively to all periods presented in the financial statements. ASU 2023-07 will not have a significant impact on the disclosures in our consolidated financial statements.
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
The Company will adopt ASU 2023-09 beginning with our annual reporting period ending December 31, 2025. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing ASU 2023-09, but does not expect it to have a significant impact on the disclosures in our consolidated financial statements.

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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 17% and 16% of the Company’s accounts receivable is due from Medicare at December 31, 2023, and September 30, 2024, respectively.
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
The changes in redeemable non-controlling interests are as follows:

	Nine Months Ended September 30,
	2023	2024
	(in thousands)
Balance as of January 1	$34,043	$26,297
Net income attributable to redeemable non-controlling interests	1,641	2,425
Distributions to redeemable non-controlling interests	(1,900)	(2,333)
Redemption value adjustment on redeemable non-controlling interests	436	1,901
Other	179	—
Balance as of March 31	$34,399	$28,290
Net income attributable to redeemable non-controlling interests	2,084	2,340
Distributions to and purchases of redeemable non-controlling interests	(2,110)	(933)
Redemption value adjustment on redeemable non-controlling interests	2	(132)
Balance as of June 30	$34,375	$29,565
Net income attributable to redeemable non-controlling interests	2,320	2,501
Distributions to and purchases of redeemable non-controlling interests	(7,784)	(1,611)
Redemption value adjustment on redeemable non-controlling interests	(1,912)	—
Balance as of September 30	$26,999	$30,455

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
As of December 31, 2023, and September 30, 2024, the total assets of the Company’s variable interest entities were $246.4 million and $266.4 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2023, and September 30, 2024, the total liabilities of the Company’s variable interest entities were $84.3 million and $79.2 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $161.8 million and $191.2 million as of December 31, 2023, and September 30, 2024, respectively. These intercompany balances are eliminated in consolidation.
6.     Leases
The Company’s total lease cost is as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2024
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$78,147	$1,834	$79,981	$83,601	$1,834	$85,435
Finance lease cost:
Amortization of right-of-use assets	387	—	387	233	—	233
Interest on lease liabilities	352	—	352	302	—	302
Variable lease cost	16,562	—	16,562	17,250	—	17,250
Sublease income	(1,633)	—	(1,633)	(1,718)	—	(1,718)
Total lease cost	$93,815	$1,834	$95,649	$99,668	$1,834	$101,502

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2024
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$231,671	$5,501	$237,172	$243,888	$5,501	$249,389
Finance lease cost:
Amortization of right-of-use assets	1,185	—	1,185	839	—	839
Interest on lease liabilities	1,059	—	1,059	927	—	927
Variable lease cost	48,854	84	48,938	51,501	16	51,517
Sublease income	(5,027)	—	(5,027)	(5,159)	—	(5,159)
Total lease cost	$277,742	$5,585	$283,327	$291,996	$5,517	$297,513

7.     Long-Term Debt and Notes Payable
As of September 30, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
Select:
6.250% senior notes	$1,225,000	$11,051	$(5,672)	$1,230,379	$1,228,197
Select credit facilities:
Revolving facility	10,000	—	—	10,000	9,850
Term loan	372,982	(1,705)	(457)	370,820	374,381
Other debt, including finance leases	48,721	—	(525)	48,196	48,196
Total Select debt	1,656,703	9,346	(6,654)	1,659,395	1,660,624
Concentra:
6.875% senior notes	650,000	—	(12,316)	637,684	681,493
Concentra credit facilities:
Term loan	850,000	(1,034)	(11,918)	837,048	847,875
Other debt, including finance leases	7,615	—	—	7,615	7,615
Total Concentra debt	1,507,615	(1,034)	(24,234)	1,482,347	1,536,983
Total debt	$3,164,318	$8,312	$(30,888)	$3,141,742	$3,197,607
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
Select:
6.250% senior notes	$—	$—	$1,225,000	$—	$—	$—	$1,225,000
Select credit facilities:
Revolving facility	—	—	—	10,000	—	—	10,000
Term loan	—	—	—	372,982	—	—	372,982
Other debt, including finance leases	31,105	2,219	2,186	1,637	1,266	10,308	48,721
Total Select debt	31,105	2,219	1,227,186	384,619	1,266	10,308	1,656,703
Concentra:
6.875% senior notes	—	—	—	—	—	650,000	650,000
Concentra credit facilities:
Term loan	2,125	8,500	8,500	8,500	8,500	813,875	850,000
Other debt, including finance leases	1,874	1,570	672	718	768	2,013	7,615
Total Concentra debt	3,999	10,070	9,172	9,218	9,268	1,465,888	1,507,615
Total debt	$35,104	$12,289	$1,236,358	$393,837	$10,534	$1,476,196	$3,164,318
As of December 31, 2023, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$15,533	$(7,937)	$1,232,596	$1,228,063
Credit facilities:
Revolving facility	280,000	—	—	280,000	278,600
Term loan	2,092,485	(12,040)	(3,229)	2,077,216	2,092,485
Other debt, including finance leases	68,255	—	(63)	68,192	68,192
Total debt	$3,665,740	$3,493	$(11,229)	$3,658,004	$3,667,340

Select Credit Facilities
On July 26, 2024, the Company entered into Amendment No. 10 to the Select credit agreement. Amendment No. 10 reduced the revolving credit facility commitments available under the credit agreement from $770.0 million to $550.0 million. Select also made a voluntary prepayment of $1,640.4 million on its term loan and a $300.0 million repayment on its revolving credit facility using the proceeds derived from the Concentra IPO and debt transactions, as described in Note 15, Concentra Separation. During the three months ended September 30, 2024, the Company recognized a $10.9 million loss on early retirement of debt as a result of the prepayment on its term loan and Amendment No. 10 to the Select credit agreement.
Concentra Credit Facilities
On July 26, 2024, Concentra Health Services, Inc. (“CHSI”), a then wholly-owned subsidiary of Concentra, entered into a senior secured credit agreement (the “Concentra credit agreement”) that provides for an $850.0 million term loan (the “Concentra term loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Concentra revolving credit facility” and, together with the Concentra term loan, the “Concentra credit facilities”).
Borrowings under the Concentra credit facilities are guaranteed by Concentra and substantially all of Concentra's current domestic subsidiaries and will be guaranteed by CHSI’s future domestic subsidiaries and secured by substantially all of Concentra’s existing and future property and assets and by a pledge of Concentra’s capital stock, the capital stock of CHSI’s domestic subsidiaries and up to 65% of the capital stock of CHSI’s foreign subsidiaries held directly by CHSI or a domestic subsidiary.
Borrowings under the Concentra credit agreement bear interest at a rate equal to: (i) in the case of the Concentra term loan, Term SOFR plus a percentage ranging from 2.00% to 2.25%, or Alternate Base Rate plus a percentage ranging from 1.00% to 1.25%, in each case based on CHSI’s leverage ratio; and (ii) in the case of the Concentra revolving credit facility, Term SOFR plus a percentage ranging from 2.25% to 2.75%, or Alternate Base Rate plus a percentage ranging from 1.25% to 1.75%, in each case on CHSI’s leverage ratio, as defined in the Concentra credit agreement.
The Concentra term loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Concentra term loan commencing on December 31, 2024. The balance of the Concentra term loan will be payable on July 26, 2031. Similarly, the Concentra revolving credit facility will be payable on July 26, 2029.
The Concentra credit facilities require CHSI to maintain a leverage ratio (as defined in the Concentra credit agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. Failure to comply with this covenant would result in an event of default under the Concentra revolving credit facility and, absent a waiver or an amendment from the revolving lenders, preclude CHSI from making further borrowings under the Concentra revolving credit facility and permit the revolving lenders to accelerate all outstanding borrowings under the Concentra revolving credit facility. Upon termination of the commitments for the Concentra revolving credit facility and acceleration of all outstanding borrowings thereunder, failure to comply with the covenant also would constitute an event of default with respect to the Concentra term loan.
The Concentra credit facilities also contain a number of other affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Concentra credit facilities contain events of default for non-payment of principal and interest when due, cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.
Prepayment of borrowings
CHSI will be required to prepay borrowings under the Concentra credit facilities with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens subject to a first lien intercreditor agreement if CHSI’s total net leverage ratio is greater than 4.50 to 1.00 and 50% of such net cash proceeds if our total net leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Credit Agreement) if CHSI’s leverage ratio is greater than 4.50 to 1.00 and 25% of excess cash flow if CHSI’s leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, in each case, reduced by the aggregate amount of term loans, revolving loans and certain other debt optionally prepaid (and, in the case of revolving loans, accompanied by a reduction in the related commitment) during the applicable fiscal year. CHSI will not be required to prepay borrowings with excess cash flow or the net cash proceeds of asset sales if CHSI’s leverage ratio is less than or equal to 4.00 to 1.00.

Concentra 6.875% Senior Notes
On July 11, 2024, the Company completed a private offering by its then wholly-owned subsidiary, Concentra Escrow Issuer Corporation (the “Escrow Issuer”), of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032 (the “Concentra senior notes”). On July 26, 2024, Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed all of the Escrow Issuer’s obligations under the senior notes. The Concentra senior notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Concentra and certain of its wholly-owned subsidiaries. Interest on the Concentra senior notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
8.     Accrued and other liabilities
The following table sets forth the components of accrued and other liabilities on the Condensed Consolidated Balance Sheets:

	December 31, 2023	September 30, 2024

Accrued payroll	$238,768	$214,380
Accrued vacation	157,748	161,921
Accrued interest	32,472	21,541
Accrued other	297,663	355,164
Income taxes payable	1,499	15,197
Accrued and other liabilities	$728,150	$768,203
9.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on the Select term loan, which bears interest at a rate which is indexed to one-month Term SOFR. The Company’s objective in using an interest rate derivative was to mitigate its exposure to increases in interest rates. The interest rate cap limited the Company’s exposure to increases in the variable rate index to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provided for payments from the counterparty when interest rates rose above 1.0%. The interest rate cap, which expired on September 30, 2024, had a $2.0 billion notional amount. The Company paid a monthly premium for the interest rate cap over the term of the agreement. The annual premium was equal to 0.0916% of the notional amount, or approximately $1.8 million.
The interest rate cap was designated as a cash flow hedge and was highly effective at offsetting the changes in cash outflows when the variable rate index exceeded 1.0%. Changes in the fair value of the interest rate cap, net of tax, were recognized in other comprehensive income and reclassified out of accumulated other comprehensive income and into interest expense when the hedged interest obligations affected earnings. At June 30, 2024, we determined that a portion of the underlying cash flows related to our hedging relationship was probable not to occur. Accordingly, we reclassified changes in the fair value of the interest rate cap, net of tax, related to these cash flows out of accumulated other comprehensive income and into interest expense during the three months ended June 30, 2024. Subsequent changes in the fair value of the interest rate cap related to these cash flows were recorded to interest expense during the three months ended September 30, 2024.

The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Nine Months Ended September 30,
	2023	2024
	(in thousands)
Balance as of January 1	$88,602	$42,907
Gain (loss) on interest rate cap cash flow hedge	(2,696)	4,370
Amounts reclassified from accumulated other comprehensive income	(13,252)	(16,347)
Balance as of March 31	$72,654	$30,930
Gain on interest rate cap cash flow hedge	17,527	1,323
Amounts reclassified from accumulated other comprehensive income	(15,134)	(16,071)
Amounts reclassified from accumulated other comprehensive income - forecasted transactions probable not to occur	—	(10,400)
Balance as of June 30	$75,047	$5,782
Gain on interest rate cap cash flow hedge	3,895	30
Amounts reclassified from accumulated other comprehensive income	(16,215)	(5,812)
Balance as of September 30	$62,727	$—
The effects on net income of amounts reclassified from accumulated other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations	2023	2024	2023	2024
	(in thousands)
Gains included in interest expense	$21,477	$7,647	$59,074	$63,987
Income tax expense	(5,262)	(1,835)	(14,473)	(15,357)
Amounts reclassified from accumulated other comprehensive income	$16,215	$5,812	$44,601	$48,630
Changes in the fair value of the interest rate cap recorded directly to interest expense totaled $0.2 million for the three months ended September 30, 2024.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2023	September 30, 2024
Asset:			(in thousands)
Interest rate cap contract, current portion	Current portion of interest rate cap contract	Level 2	$58,962	$—

The Company does not measure its indebtedness at fair value in its condensed consolidated balance sheets. The fair values of the Select and Concentra credit facilities are based on quoted market prices for this debt in the syndicated loan market. The fair values of the senior notes are based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 7 – Long-Term Debt and Notes Payable, approximates fair value.

		December 31, 2023		September 30, 2024
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Select:
6.250% senior notes	Level 2	$1,232,596	$1,228,063	$1,230,379	$1,228,197
Select credit facilities:
Revolving facility	Level 2	280,000	278,600	10,000	9,850
Term loan	Level 2	2,077,216	2,092,485	370,820	374,381
Concentra:
6.875% senior notes	Level 2	—	—	637,684	681,493
Concentra credit facilities:
Term loan	Level 2	—	—	837,048	847,875
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(in thousands)
Revenue:
Critical illness recovery hospital	$563,628	$582,950	$1,732,645	$1,843,751
Rehabilitation hospital	247,101	282,709	719,419	816,240
Outpatient rehabilitation	291,804	312,042	890,679	930,696
Concentra	473,964	489,638	1,397,341	1,435,151
Other	89,197	93,881	265,118	283,854
Total Company	$1,665,694	$1,761,220	$5,005,202	$5,309,692
Adjusted EBITDA:
Critical illness recovery hospital	$46,362	$50,763	$188,631	$238,536
Rehabilitation hospital	53,626	60,117	155,531	183,471
Outpatient rehabilitation	26,346	28,319	89,395	82,016
Concentra	98,907	101,571	293,046	299,313
Other	(31,404)	(35,301)	(99,234)	(109,621)
Total Company	$193,837	$205,469	$627,369	$693,715
Total assets:
Critical illness recovery hospital	$2,454,578	$2,658,301	$2,454,578	$2,658,301
Rehabilitation hospital	1,222,853	1,294,125	1,222,853	1,294,125
Outpatient rehabilitation	1,401,148	1,414,009	1,401,148	1,414,009
Concentra	2,321,671	2,473,289	2,321,671	2,473,289
Other	283,758	162,937	283,758	162,937
Total Company	$7,684,008	$8,002,661	$7,684,008	$8,002,661
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$21,098	$16,208	$76,119	$49,765
Rehabilitation hospital	4,813	10,595	15,298	32,514
Outpatient rehabilitation	8,855	8,402	29,263	26,064
Concentra	15,456	15,145	45,702	47,639
Other	(24)	333	2,215	2,766
Total Company	$50,198	$50,683	$168,597	$158,748

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$46,362	$53,626	$26,346	$98,907	$(31,404)
Depreciation and amortization	(16,402)	(7,106)	(8,861)	(17,959)	(2,066)
Stock compensation expense	—	—	—	—	(11,483)
Income (loss) from operations	$29,960	$46,520	$17,485	$80,948	$(44,953)	$129,960
Loss on early retirement of debt						(14,692)
Equity in earnings of unconsolidated subsidiaries						11,561
Interest expense						(50,271)
Income before income taxes						$76,558

	Three Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$50,763	$60,117	$28,319	$101,571	$(35,301)
Depreciation and amortization	(17,032)	(6,829)	(9,121)	(15,213)	(1,948)
Stock compensation expense	—	—	—	(168)	(13,208)
Concentra separation transaction costs(1)	—	—	—	44	(861)
Income (loss) from operations	$33,731	$53,288	$19,198	$86,234	$(51,318)	$141,133
Loss on early retirement of debt						(10,939)
Equity in earnings of unconsolidated subsidiaries						33,069
Interest expense						(55,439)
Income before income taxes						$107,824
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

	Nine Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$188,631	$155,531	$89,395	$293,046	$(99,234)
Depreciation and amortization	(46,925)	(20,881)	(26,097)	(54,552)	(6,303)
Stock compensation expense	—	—	—	(178)	(31,812)
Income (loss) from operations	$141,706	$134,650	$63,298	$238,316	$(137,349)	$440,621
Loss on early retirement of debt						(14,692)
Equity in earnings of unconsolidated subsidiaries						30,618
Interest expense						(147,839)
Income before income taxes						$308,708

	Nine Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$238,536	$183,471	$82,016	$299,313	$(109,621)
Depreciation and amortization	(51,779)	(21,185)	(27,441)	(51,568)	(6,178)
Stock compensation expense	—	—	—	(500)	(38,899)
Concentra separation transaction costs(1)	—	—	—	(1,569)	(1,696)
Income (loss) from operations	$186,757	$162,286	$54,575	$245,676	$(156,394)	$492,900
Loss on early retirement of debt						(10,939)
Equity in earnings of unconsolidated subsidiaries						49,805
Interest expense						(143,309)
Income before income taxes						$388,457
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
12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and nine months ended September 30, 2023 and 2024:

	Three Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$201,881	$115,145	$45,286	$261	$—	$362,573
Non-Medicare	360,847	119,524	228,386	472,171	—	1,180,928
Total patient services revenues	562,728	234,669	273,672	472,432	—	1,543,501
Other revenue	900	12,432	18,132	1,532	89,197	122,193
Total revenue	$563,628	$247,101	$291,804	$473,964	$89,197	$1,665,694

	Three Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$182,952	$124,386	$48,804	$274	$—	$356,416
Non-Medicare	399,091	145,536	245,064	487,402	—	1,277,093
Total patient services revenues	582,043	269,922	293,868	487,676	—	1,633,509
Other revenue	907	12,787	18,174	1,962	93,881	127,711
Total revenue	$582,950	$282,709	$312,042	$489,638	$93,881	$1,761,220

	Nine Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$639,007	$338,650	$137,734	$754	$—	$1,116,145
Non-Medicare	1,090,650	344,885	696,617	1,392,136	—	3,524,288
Total patient services revenues	1,729,657	683,535	834,351	1,392,890	—	4,640,433
Other revenue	2,988	35,884	56,328	4,451	265,118	364,769
Total revenue	$1,732,645	$719,419	$890,679	$1,397,341	$265,118	$5,005,202

	Nine Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$603,981	$370,216	$142,658	$810	$—	$1,117,665
Non-Medicare	1,237,023	408,024	732,895	1,428,786	—	3,806,728
Total patient services revenues	1,841,004	778,240	875,553	1,429,596	—	4,924,393
Other revenue	2,747	38,000	55,143	5,555	283,854	385,299
Total revenue	$1,843,751	$816,240	$930,696	$1,435,151	$283,854	$5,309,692
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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and nine months ended September 30, 2023 and 2024.
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

	Basic and Diluted EPS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(in thousands)
Net income	$60,816	$81,015	$237,933	$292,948
Less: net income attributable to non-controlling interests	12,636	25,387	40,711	62,860
Net income attributable to the Company	48,180	55,628	197,222	230,088
Less: Distributed and undistributed income attributable to participating securities	1,722	2,145	7,155	8,935
Distributed and undistributed income attributable to common shares	$46,458	$53,483	$190,067	$221,153

The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended September 30,
	2023			2024
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$46,458	123,400	$0.38	$53,483	124,714	$0.43
Participating securities	1,722	4,574	$0.38	2,145	5,001	$0.43
Total Company	$48,180			$55,628

	Nine Months Ended September 30,
	2023			2024
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$190,067	122,865	$1.55	$221,153	124,175	$1.78
Participating securities	7,155	4,625	$1.55	8,935	5,017	$1.78
Total Company	$197,222			$230,088
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
Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In October and December 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended in October 2021 and July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in the Company’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc. and Select Employment Services, Inc. The amended complaint alleges that the defendants billed Federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. In September 2024, the Company filed a motion to dismiss the amended complaint on multiple grounds. At this time, the Company is unable to predict the timing and outcome of this matter.
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
Perry Johnson & Associates, Inc. Data Breach. On November 10, 2023, Perry Johnson & Associates, Inc., a third-party vendor of health information technology solutions that provides medical transcription services (“PJ&A”), notified Concentra Health Services, Inc. (“Concentra”) that certain information related to particular Concentra patients was potentially affected by a cybersecurity event. In February 2024, Concentra sent notices to almost four million patients who may have been impacted by the data breach. During the first quarter of 2024, Concentra became aware of six putative class action lawsuits filed against PJ&A and Concentra related to the data breach. Five of the putative class action lawsuits have been transferred to the U.S. District Court for the Eastern District of New York and consolidated with the one class action lawsuit pending there. Plaintiffs filed a Consolidated Class Action Complaint on August 19, 2024 against PJ&A, Concentra, Select Medical Holdings Corporation and other unrelated defendants under the caption In re Perry Johnson & Associates Medical Transcription Data Security Breach Litigation (“Consolidated Complaint”). The Consolidated Complaint alleges that the plaintiffs have suffered injuries and damages under theories of negligence, breach of contract, and failure to comply with statutory duties, including duties under HIPAA, FTC guidelines and industry standards, and various state consumer protection and deceptive trade practice laws. The Company is working with its cybersecurity risk insurance policy carrier and does not believe that the data breach or the lawsuits will have a material impact on its operations or financial performance. However, at this time, the Company is unable to predict the timing and outcome of these matters.

15.     Concentra Separation
On July 26, 2024, Concentra Group Holdings Parent (“Concentra”), a then wholly-owned subsidiary of Select, completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of Concentra’s common stock for net proceeds of $16.7 million after deducting discounts and commission of $1.0 million. Concentra shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024.
After the closing of the IPO and underwriters option, Select owns 81.74% of the total outstanding shares of Concentra common stock, and continues to consolidate the financial results of Concentra. Select intends to make a distribution, which is intended to be tax-free for U.S. federal income tax purposes, to its stockholders of all of its remaining equity interest in Concentra within twelve months of the IPO.
16.     Subsequent Events
On October 30, 2024, the Company’s Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about November 26, 2024, to stockholders of record as of the close of business on November 13, 2024.

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

Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of September 30, 2024, we had operations in 46 states and the District of Columbia. We operated 106 critical illness recovery hospitals in 29 states, 34 rehabilitation hospitals in 13 states, 1,925 outpatient rehabilitation clinics in 39 states and the District of Columbia, 549 occupational health centers in 41 states, and 156 onsite clinics at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $5,309.7 million for the nine months ended September 30, 2024. Of this total, we earned approximately 35% of our revenue from our critical illness recovery hospital segment, approximately 15% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational health services.
Concentra Separation
On July 26, 2024, Concentra Group Holdings Parent (“Concentra”), a then wholly-owned subsidiary of Select, completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Concentra’s common stock for net proceeds of $16.7 million after deducting discounts and commission of $1.0 million. Concentra shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024.
After the closing of the IPO and underwriter option, Select owns 81.74% of the total outstanding shares of Concentra common stock, and continues to consolidate the financial results of Concentra. Select intends to make a distribution, which is intended to be tax-free for U.S. federal income tax purposes, to its stockholders of all of its remaining equity interest in Concentra within twelve months of the IPO.
Impact of the Change Healthcare Cybersecurity Incident
On February 22, 2024, UnitedHealth Group Incorporated indicated in a Form 8-K filing, that a cyber security threat actor had gained access to some of its Change Healthcare information technology systems. Upon receiving notification of the incident, we severed connectivity with all Change Healthcare-related systems and we are not aware of any impact on our own information technology systems. However, as a result of the incident, certain of our patient billing and collections processes were disrupted and alternative platforms needed to be enabled to resume normal patient billing and collections operations. The Company began to reconnect to certain applications during March 2024, and since then there has been a significant reduction in our claims processing backlog, resulting in a decrease in our days sales outstanding. We expect a further reduction in the resulting impact on our days sales outstanding during the fourth quarter of 2024.

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
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(in thousands)
Net income	$60,816	$81,015	$237,933	$292,948
Income tax expense	15,742	26,809	70,775	95,509
Interest expense	50,271	55,439	147,839	143,309
Equity in earnings of unconsolidated subsidiaries	(11,561)	(33,069)	(30,618)	(49,805)
Loss on early retirement of debt	14,692	10,939	14,692	10,939
Income from operations	129,960	141,133	440,621	492,900
Stock compensation expense:
Included in general and administrative	9,425	10,961	26,383	32,517
Included in cost of services	2,058	2,415	5,607	6,882
Depreciation and amortization	52,394	50,143	154,758	158,151
Concentra separation transaction costs(1)	—	817	—	3,265
Adjusted EBITDA	$193,837	$205,469	$627,369	$693,715
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

Summary Financial Results
Three Months Ended September 30, 2024
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$582,950	$282,709	$312,042	$489,638	$93,881	$1,761,220
Operating expenses	(533,220)	(222,592)	(283,723)	(388,191)	(143,520)	(1,571,246)
Depreciation and amortization	(17,032)	(6,829)	(9,121)	(15,213)	(1,948)	(50,143)
Other operating income	1,033	—	—	—	269	1,302
Income (loss) from operations	$33,731	$53,288	$19,198	$86,234	$(51,318)	$141,133
Depreciation and amortization	17,032	6,829	9,121	15,213	1,948	50,143
Concentra transaction separation costs	—	—	—	(44)	861	817
Stock compensation expense	—	—	—	168	13,208	13,376
Adjusted EBITDA	$50,763	$60,117	$28,319	$101,571	$(35,301)	$205,469
Adjusted EBITDA margin	8.7%	21.3%	9.1%	20.7%	N/M	11.7%

	Three Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$563,628	$247,101	$291,804	$473,964	$89,197	$1,665,694
Operating expenses	(517,266)	(193,475)	(265,458)	(375,057)	(132,569)	(1,483,825)
Depreciation and amortization	(16,402)	(7,106)	(8,861)	(17,959)	(2,066)	(52,394)
Other operating income	—	—	—	—	485	485
Income (loss) from operations	$29,960	$46,520	$17,485	$80,948	$(44,953)	$129,960
Depreciation and amortization	16,402	7,106	8,861	17,959	2,066	52,394
Stock compensation expense	—	—	—	—	11,483	11,483
Adjusted EBITDA	$46,362	$53,626	$26,346	$98,907	$(31,404)	$193,837
Adjusted EBITDA margin	8.2%	21.7%	9.0%	20.9%	N/M	11.6%
Net income was $81.0 million for the three months ended September 30, 2024, compared to $60.8 million for the three months ended September 30, 2023.
The following table summarizes changes in segment performance measures for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	3.4%	14.4%	6.9%	3.3%	5.3%	5.7%
Change in income from operations	12.6%	14.5%	9.8%	6.5%	N/M	8.6%
Change in Adjusted EBITDA	9.5%	12.1%	7.5%	2.7%	N/M	6.0%
_______________________________________________________________________________
N/M —     Not meaningful.

Nine Months Ended September 30, 2024
The following tables reconcile our segment performance measures to our consolidated operating results:

	Nine Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,843,751	$816,240	$930,696	$1,435,151	$283,854	$5,309,692
Operating expenses	(1,608,248)	(632,769)	(848,678)	(1,138,191)	(434,339)	(4,662,225)
Depreciation and amortization	(51,779)	(21,185)	(27,441)	(51,568)	(6,178)	(158,151)
Other operating income (loss)	3,033	—	(2)	284	269	3,584
Income (loss) from operations	$186,757	$162,286	$54,575	$245,676	$(156,394)	$492,900
Depreciation and amortization	51,779	21,185	27,441	51,568	6,178	158,151
Concentra separation transaction costs	—	—	—	1,569	1,696	3,265
Stock compensation expense	—	—	—	500	38,899	39,399
Adjusted EBITDA	$238,536	$183,471	$82,016	$299,313	$(109,621)	$693,715
Adjusted EBITDA margin	12.9%	22.5%	8.8%	20.9%	N/M	13.1%

	Nine Months Ended September 30, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,732,645	$719,419	$890,679	$1,397,341	$265,118	$5,005,202
Operating expenses	(1,544,014)	(564,224)	(801,523)	(1,104,624)	(396,649)	(4,411,034)
Depreciation and amortization	(46,925)	(20,881)	(26,097)	(54,552)	(6,303)	(154,758)
Other operating income	—	336	239	151	485	1,211
Income (loss) from operations	$141,706	$134,650	$63,298	$238,316	$(137,349)	$440,621
Depreciation and amortization	46,925	20,881	26,097	54,552	6,303	154,758
Stock compensation expense	—	—	—	178	31,812	31,990
Adjusted EBITDA	$188,631	$155,531	$89,395	$293,046	$(99,234)	$627,369
Adjusted EBITDA margin	10.9%	21.6%	10.0%	21.0%	N/M	12.5%
Net income was $292.9 million for the nine months ended September 30, 2024, compared to $237.9 million for the nine months ended September 30, 2023.
The following table summarizes the changes in our segment performance measures for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	6.4%	13.5%	4.5%	2.7%	7.1%	6.1%
Change in income from operations	31.8%	20.5%	(13.8)%	3.1%	N/M	11.9%
Change in Adjusted EBITDA	26.5%	18.0%	(8.3)%	2.1%	N/M	10.6%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 21% and 22% of our revenue for the nine months ended September 30, 2024, and for the year ended December 31, 2023, respectively.
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
As a result of the COVID-19 national emergency, the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excused health care providers or suppliers from specific program requirements. Our Annual Report on Form 10-K for the year ended December 31, 2023, contains a detailed discussion of the federal health care program changes made in response to the COVID-19 pandemic, including these COVID-19 waivers, in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. Most of these COVID-19 waivers, including the waiver of the Inpatient Rehabilitation Facility (“IRF”) 60% Rule and the waiver of Medicare statutory requirements regarding site neutral payments to long-term care hospitals (“LTCHs”), ended for new admissions when the public health emergency expired on May 11, 2023. However, LTCHs were exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. As a result, LTCH cost reporting periods that started prior to May 11, 2023, were exempt for the remainder of that cost reporting year. However, LTCH cost reporting periods that began on or after May 11, 2023, must comply with the greater-than-25-day average length of stay requirement.
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
Fiscal Year 2024. On August 28, 2023, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2024 (affecting discharges and cost reporting periods beginning on or after October 1, 2023, through September 30, 2024). Certain errors in the final rule were corrected in a document published on October 4, 2023. The standard federal rate for fiscal year 2024 was set at $48,117, an increase from the standard federal rate applicable during fiscal year 2023 of $46,433. The update to the standard federal rate for fiscal year 2024 included a market basket increase of 3.5%, less a productivity adjustment of 0.2%. The standard federal rate also included an area wage budget neutrality factor of 1.0031599. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $59,873, an increase from the fixed-loss amount in the 2023 fiscal year of $38,518. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $42,750, an increase from the fixed-loss amount in the 2023 fiscal year of $38,788.
Fiscal Year 2025. On August 28, 2024, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). Certain errors in the final rule were corrected in a document published on October 2, 2024. In an interim final action document published on October 3, 2024, CMS also made modifications to the fiscal year 2025 policies and payment rates as a result of a recent decision issued by the United States Court of Appeals for the District of Columbia Circuit. The standard federal rate for fiscal year 2025 is $49,383, an increase from the standard federal rate applicable during fiscal year 2024 of $48,117. The update to the standard federal rate for fiscal year 2025 includes a market basket increase of 3.5%, less a productivity adjustment of 0.5%. The standard federal rate also includes an area wage budget neutrality factor of 0.9964315. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $77,048, an increase from the fixed-loss amount in the 2024 fiscal year of $59,873. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $46,217, an increase from the fixed-loss amount in the 2024 fiscal year of $42,750.
Criteria for Reconciliation of Outlier Payments
Under the LTCH PPS, CMS makes two types of outlier payments to LTCHs. First, CMS makes additional payments to LTCHs for high cost outlier cases that have extraordinarily high costs relative to the costs of most discharges. For these cases, CMS sets a fixed loss amount each year that represents the maximum loss an LTCH will incur for a case before qualifying for a high cost outlier payment. A high cost outlier threshold equal to the LTCH PPS adjusted Federal payment for the case plus the fixed loss amount determines when Medicare pays a high cost outlier payment. Such payments are based on 80% of the estimated cost of the case above the high cost outlier threshold. Second, CMS reduces payments to LTCHs for patients with a relatively short stay, which is defined as a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG. Short stay outlier cases are paid using a per diem rate based on 120% of the MS-LTC-DRG specific per diem amount and an IPPS per diem amount.

Outlier payments made to LTCHs during the cost reporting year may be reconciled at cost report settlement by the Medicare Administrative Contractor (“MAC”) if certain criteria are met. According to CMS, the reconciliation of outlier payments is intended to account for the fact that the LTCH’s cost-to-charge ratio (“CCR”) used to pay Medicare claims during the cost reporting year may differ from the LTCH’s final CCR for the year calculated by the MAC at cost report settlement. The outlier reconciliation criteria were: (1) a change in the LTCH’s CCR of 10 percentage points or more when comparing the actual CCR to the CCR used during the cost reporting period to make outlier payments; and (2) the LTCH received at least $500,000 in outlier payments during the cost reporting period. If the criteria for outlier reconciliation are met, the MAC will conduct an outlier reconciliation to determine whether the LTCH was overpaid or underpaid for outlier cases. If the LTCH was overpaid, the LTCH must repay Medicare in the amount of the overpayment plus the time value of money (i.e., interest). If the LTCH was underpaid, Medicare must pay the LTCH in the amount of the underpayment plus the time value of money.
On April 26, 2024, CMS issued new guidance in Transmittal 12594 changing the criteria for LTCH outlier reconciliations. CMS modified the first criterion to a change in the LTCH’s CCR of 20 percent or more from the CCR used to make outlier payments during the cost reporting period. CMS did not change the second criterion for reconciliation that the LTCH must have received at least $500,000 in outlier payments during the cost reporting period. The revised policy is effective for cost reporting periods beginning on or after October 1, 2024. However, CMS notes that MACs would receive the first cost reports subject to the revised policy in March 2026.
Setting the threshold at 20 percent for changes in the hospital’s CCR will result in more outlier reconciliations. This increases the likelihood that LTCHs will have a portion of their outlier payments recouped by the MAC at cost report settlement. Because outlier reconciliations often delay the final settlement of cost reports, and providers cannot appeal disputed reimbursement amounts until the cost report is settled, this new policy will likely delay more reimbursement appeals related to LTCH cost reports.
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
Fiscal Year 2025. On August 6, 2024, CMS published the final rule to update policies and payment rates for the IRF-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). Certain errors in the final rule were corrected in a document published on October 2, 2024. The standard payment conversion factor for discharges for fiscal year 2025 was set at $18,907, an increase from the standard payment conversion factor applicable during fiscal year 2024 of $18,541. The update to the standard payment conversion factor for fiscal year 2025 included a market basket increase of 3.5%, less a productivity adjustment of 0.5%. CMS increased the outlier threshold amount for fiscal year 2025 to $12,043 from $10,423 established in the final rule for fiscal year 2024.

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
For calendar years 2021 and 2022, CMS’s expected decreases in Medicare reimbursement under the physician fee schedule were mostly offset by one-time increases in payments as a result of legislation passed by Congress. Similarly, the Consolidated Appropriations Act, 2023, provided some relief from the payment cuts in calendar years 2023 and 2024. Payments under the 2023 physician fee schedule decreased by 2%, and for calendar year 2024, final CMS policies resulted in an approximate 3% decrease in Medicare payments for the therapy specialty. On March 9, 2024, President Biden signed into law the Consolidated Appropriations Act, 2024, which mitigated Medicare physician payment cuts by 1.68%, resulting in a lower, 1.69% cut to payments. The full 3.37% cut was applied to payments for services provided between January 1, 2024 and the March 9, 2024 effective date. The Consolidated Appropriations Act, 2024 also extends the Medicare physician work geographic index floor through December 31, 2024. The steps Congress has taken to reduce the cuts to Medicare physician payments for the remainder of 2024 are temporary and will not carry over into 2025. CMS has estimated that its proposed policies for 2025 will not result in any increase or decrease in Medicare payments for therapy specialty. However, in the calendar year 2025 physician fee schedule proposed rule, CMS calculated the estimated payment rates without the 1.25% and 2.93% payment increases under the Consolidated Appropriations of 2023 and 2024, respectively. Therefore, if enacted, the 2025 physician fee schedule proposed rule is expected to decrease Medicare reimbursement for therapy services by approximately 2.8% as compared to the reimbursement rates in effect for most of 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	108	107	103	107
Number of hospitals acquired	—	—	1	—
Number of hospital start-ups	—	—	4	1
Number of hospitals closed/sold	(1)	(1)	(1)	(2)
Number of consolidated hospitals—end of period(1)	107	106	107	106
Available licensed beds(3)	4,524	4,512	4,524	4,512
Admissions(3)(4)	8,736	8,676	27,099	27,093
Patient days(3)(5)	267,910	270,760	831,022	844,623
Average length of stay (days)(3)(6)	31	31	30	31
Revenue per patient day(3)(7)	$2,095	$2,145	$2,076	$2,175
Occupancy rate(3)(8)	64%	65%	68%	68%
Percent patient days—Medicare(3)(9)	38%	35%	38%	35%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	20	21	20	21
Number of hospitals acquired	1	—	1	—
Number of hospital start-ups	—	1	—	1
Number of hospitals closed/sold	—	—	—	—
Number of consolidated hospitals—end of period(1)	21	22	21	22
Number of unconsolidated hospitals managed—end of period(2)	12	12	12	12
Total number of hospitals (all)—end of period	33	34	33	34
Available licensed beds(3)	1,479	1,589	1,479	1,589
Admissions(3)(4)	7,840	8,439	23,363	25,039
Patient days(3)(5)	112,095	116,835	330,142	350,724
Average length of stay (days)(3)(6)	14	14	14	14
Revenue per patient day(3)(7)	$2,025	$2,148	$2,001	$2,119
Occupancy rate(3)(8)	84%	82%	84%	84%
Percent patient days—Medicare(3)(9)	49%	48%	49%	48%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,638	1,625	1,622	1,633
Number of clinics acquired	3	1	16	7
Number of clinic start-ups	12	5	33	14
Number of clinics closed/sold	(8)	(4)	(26)	(27)
Number of consolidated clinics—end of period	1,645	1,627	1,645	1,627
Number of unconsolidated clinics managed—end of period	301	298	301	298
Total number of clinics (all)—end of period	1,946	1,925	1,946	1,925
Number of visits(3)(10)	2,627,362	2,773,465	7,984,622	8,336,216
Revenue per visit(3)(11)	$100	$101	$100	$100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Concentra data:
Number of consolidated centers—start of period	540	547	540	544
Number of centers acquired	—	1	1	3
Number of center start-ups	—	1	—	3
Number of centers closed/sold	(1)	—	(2)	(1)
Number of consolidated centers—end of period	539	549	539	549
Number of onsite clinics operated—end of period	145	156	145	156
Number of visits(3)(10)	3,281,042	3,258,605	9,766,881	9,628,515
Revenue per visit(3)(11)	$136	$141	$135	$140
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	86.6	86.5	85.6	85.1
General and administrative	2.5	2.7	2.5	2.7
Depreciation and amortization	3.1	2.8	3.1	3.0
Total costs and expenses	92.2	92.0	91.2	90.8
Other operating income	0.0	0.0	0.0	0.1
Income from operations	7.8	8.0	8.8	9.3
Loss on early retirement of debt	(0.9)	(0.6)	(0.3)	(0.2)
Equity in earnings of unconsolidated subsidiaries	0.7	1.9	0.6	0.9
Interest expense	(3.0)	(3.2)	(3.0)	(2.7)
Income before income taxes	4.6	6.1	6.1	7.3
Income tax expense	0.9	1.5	1.4	1.8
Net income	3.7	4.6	4.7	5.5
Net income attributable to non-controlling interests	0.8	1.4	0.8	1.2
Net income attributable to Select Medical Holdings Corporation	2.9%	3.2%	3.9%	4.3%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2024	% Change	2023	2024	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$563,628	$582,950	3.4%	$1,732,645	$1,843,751	6.4%
Rehabilitation hospital	247,101	282,709	14.4	719,419	816,240	13.5
Outpatient rehabilitation	291,804	312,042	6.9	890,679	930,696	4.5
Concentra	473,964	489,638	3.3	1,397,341	1,435,151	2.7
Other(1)	89,197	93,881	5.3	265,118	283,854	7.1
Total Company	$1,665,694	$1,761,220	5.7%	$5,005,202	$5,309,692	6.1%
Income (loss) from operations:
Critical illness recovery hospital	$29,960	$33,731	12.6%	$141,706	$186,757	31.8%
Rehabilitation hospital	46,520	53,288	14.5	134,650	162,286	20.5
Outpatient rehabilitation	17,485	19,198	9.8	63,298	54,575	(13.8)
Concentra	80,948	86,234	6.5	238,316	245,676	3.1
Other(1)	(44,953)	(51,318)	N/M	(137,349)	(156,394)	N/M
Total Company	$129,960	$141,133	8.6%	$440,621	$492,900	11.9%
Adjusted EBITDA:
Critical illness recovery hospital	$46,362	$50,763	9.5%	$188,631	$238,536	26.5%
Rehabilitation hospital	53,626	60,117	12.1	155,531	183,471	18.0
Outpatient rehabilitation	26,346	28,319	7.5	89,395	82,016	(8.3)
Concentra	98,907	101,571	2.7	293,046	299,313	2.1
Other(1)	(31,404)	(35,301)	N/M	(99,234)	(109,621)	N/M
Total Company	$193,837	$205,469	6.0%	$627,369	$693,715	10.6%
Adjusted EBITDA margins:
Critical illness recovery hospital	8.2%	8.7%		10.9%	12.9%
Rehabilitation hospital	21.7	21.3		21.6	22.5
Outpatient rehabilitation	9.0	9.1		10.0	8.8
Concentra	20.9	20.7		21.0	20.9
Other(1)	N/M	N/M		N/M	N/M
Total Company	11.6%	11.7%		12.5%	13.1%
Total assets:
Critical illness recovery hospital	$2,454,578	$2,658,301		$2,454,578	$2,658,301
Rehabilitation hospital	1,222,853	1,294,125		1,222,853	1,294,125
Outpatient rehabilitation	1,401,148	1,414,009		1,401,148	1,414,009
Concentra	2,321,671	2,473,289		2,321,671	2,473,289
Other(1)	283,758	162,937		283,758	162,937
Total Company	$7,684,008	$8,002,661		$7,684,008	$8,002,661
Purchases of property, equipment, and other assets:
Critical illness recovery hospital	$21,098	$16,208		$76,119	$49,765
Rehabilitation hospital	4,813	10,595		15,298	32,514
Outpatient rehabilitation	8,855	8,402		29,263	26,064
Concentra	15,456	15,145		45,702	47,639
Other(1)	(24)	333		2,215	2,766
Total Company	$50,198	$50,683		$168,597	$158,748
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M — Not meaningful.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
For the three months ended September 30, 2024, we had revenue of $1,761.2 million and income from operations of $141.1 million, as compared to revenue of $1,665.7 million and income from operations of $130.0 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, Adjusted EBITDA was $205.5 million, with an Adjusted EBITDA margin of 11.7%, as compared to Adjusted EBITDA of $193.8 million and an Adjusted EBITDA margin of 11.6% for the three months ended September 30, 2023.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue increased 3.4% to $583.0 million for the three months ended September 30, 2024, compared to $563.6 million for the three months ended September 30, 2023. The increase in revenue was principally attributable to an increase in revenue per patient day, which increased 2.4% to $2,145 for the three months ended September 30, 2024, compared to $2,095 for the three months ended September 30, 2023. Our patient days increased 1.1% to 270,760 days for the three months ended September 30, 2024, compared to 267,910 days for the three months ended September 30, 2023. Occupancy in our critical illness recovery hospitals was 65% and 64% for the three months ended September 30, 2024 and 2023, respectively.
Rehabilitation Hospital Segment.    Revenue increased 14.4% to $282.7 million for the three months ended September 30, 2024, compared to $247.1 million for the three months ended September 30, 2023. The increase in revenue was principally attributable to revenue per patient day, which increased 6.1% to $2,148 for the three months ended September 30, 2024, compared to $2,025 for the three months ended September 30, 2023. Our patient days increased 4.2% to 116,835 days for the three months ended September 30, 2024, compared to 112,095 days for the three months ended September 30, 2023. Occupancy in our rehabilitation hospitals was 82% and 84% for the three months ended September 30, 2024 and 2023, respectively.
Outpatient Rehabilitation Segment.  Revenue increased 6.9% to $312.0 million for the three months ended September 30, 2024, compared to $291.8 million for the three months ended September 30, 2023. The increase in revenue was principally attributable to an increase in patient visits, which increased 5.6% to 2,773,465 visits for the three months ended September 30, 2024, compared to 2,627,362 visits for the three months ended September 30, 2023. Our revenue per visit increased 1.0% to $101 for the three months ended September 30, 2024, compared to $100 for the three months ended September 30, 2023.
Concentra Segment.    Revenue increased 3.3% to $489.6 million for the three months ended September 30, 2024, compared to $474.0 million for the three months ended September 30, 2023. The increase in revenue was principally due to an increase in revenue per visit, which increased 3.7% to $141 for the three months ended September 30, 2024, compared to $136 for the three months ended September 30, 2023. Our patient visits were 3,258,605 visits for the three months ended September 30, 2024, compared to 3,281,042 visits for the three months ended September 30, 2023.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,571.2 million, or 89.2% of revenue, for the three months ended September 30, 2024, compared to $1,483.8 million, or 89.1% of revenue, for the three months ended September 30, 2023. Our cost of services, a major component of which is labor expense, was $1,523.9 million, or 86.5% of revenue, for the three months ended September 30, 2024, compared to $1,442.5 million, or 86.6% of revenue, for the three months ended September 30, 2023. General and administrative expenses were $47.3 million, or 2.7% of revenue, for the three months ended September 30, 2024, compared to $41.3 million, or 2.5% of revenue, for the three months ended September 30, 2023.
Other Operating Income
For the three months ended September 30, 2024, we had other operating income of $1.3 million, compared to $0.5 million for the three months ended September 30, 2023.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 9.5% to $50.8 million for the three months ended September 30, 2024, compared to $46.4 million for the three months ended September 30, 2023. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 8.7% for the three months ended September 30, 2024, compared to 8.2% for the three months ended September 30, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were principally due to an increase in revenue.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 12.1% to $60.1 million for the three months ended September 30, 2024, compared to $53.6 million for the three months ended September 30, 2023. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.3% for the three months ended September 30, 2024, compared to 21.7% for the three months ended September 30, 2023. The increase in Adjusted EBITDA was principally attributable to an increase in revenue.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 7.5% $28.3 million for the three months ended September 30, 2024, compared to $26.3 million for the three months ended September 30, 2023. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 9.1% for the three months ended September 30, 2024, compared to 9.0% for the three months ended September 30, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were principally attributable to an increase in revenue.
Concentra Segment.    Adjusted EBITDA increased 2.7% to $101.6 million for the three months ended September 30, 2024, compared to $98.9 million for the three months ended September 30, 2023. Our Adjusted EBITDA margin for the Concentra segment was 20.7% for the three months ended September 30, 2024, compared to 20.9% for the three months ended September 30, 2023. The increase in Adjusted EBITDA was principally attributable to an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $50.1 million for the three months ended September 30, 2024, compared to $52.4 million for the three months ended September 30, 2023.
Income from Operations
For the three months ended September 30, 2024, we had income from operations of $141.1 million, compared to $130.0 million for the three months ended September 30, 2023. The increase in income from operations is principally attributable to increases in revenue within all operating segments, as discussed above under “Revenue”.
Loss on Early Retirement of Debt
For the three months ended September 30, 2024, we had a loss on early retirement of debt of $10.9 million related to the prepayment on our term loan and the amendment to the Select credit agreement, as described in Note 7 - Long-Term Debt and Notes Payable. For the three months ended September 30, 2023, we had a loss on early retirement of debt of $14.7 million related to an amendment to the Select credit agreement.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended September 30, 2024, we had equity in earnings of unconsolidated subsidiaries of $33.1 million, compared to $11.6 million for the three months ended September 30, 2023. The increase in equity in earnings of unconsolidated subsidiaries is principally due to a gain of $18.9 million recognized upon gaining a controlling financial interest in a previously unconsolidated entity.
Interest
Interest expense was $55.4 million for the three months ended September 30, 2024, compared to $50.3 million for the three months ended September 30, 2023. The increase in interest expense was principally due to a lower gain on the interest rate cap cash flow hedge, partially offset by a decrease from the reduction in total debt as a result of the Concentra and Select financing transactions, as described in Note 7. Long-Term Debt and Notes Payable.

Income Taxes
We recorded income tax expense of $26.8 million for the three months ended September 30, 2024, which represented an effective tax rate of 24.9%. We recorded income tax expense of $15.7 million for the three months ended September 30, 2023, which represented an effective tax rate of 20.6%. Our income tax expense is computed based on annual estimates which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year as estimates of our annual income and the components of our income tax expense change throughout the year.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024, we had revenue of $5,309.7 million and income from operations of $492.9 million, respectively, as compared to revenue of $5,005.2 million and income from operations of $440.6 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, Adjusted EBITDA was $693.7 million, with an Adjusted EBITDA margin of 13.1%, as compared to Adjusted EBITDA of $627.4 million and an Adjusted EBITDA margin of 12.5% for the nine months ended September 30, 2023, respectively.
The improvement in our financial performance for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was principally due to the increase in revenue in our Critical Illness Recovery Hospital and Rehabilitation Hospital segments, as discussed below under “Revenue.”
Revenue
Critical Illness Recovery Hospital Segment.    Revenue increased 6.4% to $1,843.8 million for the nine months ended September 30, 2024, compared to $1,732.6 million for the nine months ended September 30, 2023. The increase in revenue was principally attributable to revenue per patient day, which increased 4.8% to $2,175 for the nine months ended September 30, 2024, compared to $2,076 for the nine months ended September 30, 2023. Our patient days increased 1.6% to 844,623 for the nine months ended September 30, 2024, compared to 831,022 days for the nine months ended September 30, 2023. Occupancy in our critical illness recovery hospitals was 68% for both the nine months ended September 30, 2024 and 2023, respectively.
Rehabilitation Hospital Segment.    Revenue increased 13.5% to $816.2 million for the nine months ended September 30, 2024, compared to $719.4 million for the nine months ended September 30, 2023. Our patient days increased 6.2% to 350,724 days for the nine months ended September 30, 2024, compared to 330,142 days for the nine months ended September 30, 2023. Revenue per patient day increased 5.9% to $2,119 for the nine months ended September 30, 2024, compared to $2,001 for the nine months ended September 30, 2023. Occupancy in our rehabilitation hospitals was 84% for both the nine months ended September 30, 2024 and 2023.
Outpatient Rehabilitation Segment.    Revenue increased 4.5% to $930.7 million for the nine months ended September 30, 2024, compared to $890.7 million for the nine months ended September 30, 2023. The increase in revenue was attributable to patient visits, which increased 4.4% to 8,336,216 visits for the nine months ended September 30, 2024, compared to 7,984,622 visits for the nine months ended September 30, 2023. Our revenue per visit was $100 for both the nine months ended September 30, 2024 and 2023.
Concentra Segment.    Revenue increased 2.7% to $1,435.2 million for the nine months ended September 30, 2024, compared to $1,397.3 million for the nine months ended September 30, 2023. The increase in revenue was attributable to revenue per visit, which increased 3.7% to $140 for the nine months ended September 30, 2024, compared to $135 for the nine months ended September 30, 2023. Our patient visits were 9,628,515 for the nine months ended September 30, 2024, compared to 9,766,881 visits for the nine months ended September 30, 2023.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,662.2 million, or 87.8% of revenue, for the nine months ended September 30, 2024, compared to $4,411.0 million, or 88.1% of revenue, for the nine months ended September 30, 2023. Our cost of services, a major component of which is labor expense, was $4,516.6 million, or 85.1% of revenue, for the nine months ended September 30, 2024, compared to $4,284.9 million, or 85.6% of revenue, for the nine months ended September 30, 2023. The decrease in our operating expenses relative to our revenue was principally attributable to the decreased labor costs within our Critical Illness Recovery Hospital segment. General and administrative expenses were $145.7 million, or 2.7% of revenue, for the nine months ended September 30, 2024, compared to $126.1 million, or 2.5% of revenue, for the nine months ended September 30, 2023.
Other Operating Income
For the nine months ended September 30, 2024, we had other operating income of $3.6 million, compared to $1.2 million for the nine months ended September 30, 2023.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA increased 26.5% to $238.5 million for the nine months ended September 30, 2024, compared to $188.6 million for the nine months ended September 30, 2023. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 12.9% for the nine months ended September 30, 2024, compared to 10.9% for the nine months ended September 30, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were principally due to an increase in revenue. Additionally, our total contract labor costs decreased by approximately 13% during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, which was driven by an approximate 14% decrease in utilization of contract registered nurses and an approximate 4% decrease in the rate per hour for contract registered nurses.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 18.0% to $183.5 million for the nine months ended September 30, 2024, compared to $155.5 million for the nine months ended September 30, 2023. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 22.5% for the nine months ended September 30, 2024, compared to 21.6% for the nine months ended September 30, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin were principally attributable to an increase in revenue.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $82.0 million for the nine months ended September 30, 2024, compared to $89.4 million for the nine months ended September 30, 2023. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 8.8% for the nine months ended September 30, 2024, compared to 10.0% for the nine months ended September 30, 2023. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were principally attributable due to higher labor costs, partially offset by an increase in revenue.
Concentra Segment.    Adjusted EBITDA increased 2.1% to $299.3 million for the nine months ended September 30, 2024, compared to $293.0 million for the nine months ended September 30, 2023. Our Adjusted EBITDA margin for the Concentra segment was 20.9% for the nine months ended September 30, 2024, compared to 21.0% for the nine months ended September 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense was $158.2 million for the nine months ended September 30, 2024, compared to $154.8 million for the nine months ended September 30, 2023.
Income from Operations
For the nine months ended September 30, 2024, we had income from operations of $492.9 million, compared to $440.6 million for the nine months ended September 30, 2023. The increase in income from operations is principally attributable to increases in revenue within our Critical Illness Recovery Hospital and Rehabilitation Hospital segments, as discussed above under “Revenue”.
Loss on Early Retirement of Debt
For the nine months ended September 30, 2024, we had a loss on early retirement of debt of $10.9 million, related to the prepayment on our term loan and the amendment to the Select credit agreement, as described in Note 7 - Long-Term Debt and Notes Payable. For the nine months ended September 30, 2023, we had a loss on early retirement of debt of $14.7 million related to an amendment to the Select credit agreement.
Equity in Earnings of Unconsolidated Subsidiaries
For the nine months ended September 30, 2024, we had equity in earnings of unconsolidated subsidiaries of $49.8 million, compared to $30.6 million for the nine months ended September 30, 2023. The increase in equity in earnings of unconsolidated subsidiaries is principally due to a gain of $18.9 million recognized upon gaining a controlling financial interest in a previously unconsolidated entity.

Interest
Interest expense was $143.3 million for the nine months ended September 30, 2024, compared to $147.8 million for the nine months ended September 30, 2023. The decrease in interest expense was principally due to the reduction in total debt as a result of the Concentra and Select financing transactions, as described in Note 7. Long-Term Debt and Notes Payable.
Income Taxes
We recorded income tax expense of $95.5 million for the nine months ended September 30, 2024, which represented an effective tax rate of 24.6%. We recorded income tax expense of $70.8 million for the nine months ended September 30, 2023, which represented an effective tax rate of 22.9%.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Nine Months Ended September 30,
	2023	2024
	(in thousands)
Net cash provided by operating activities	$402,616	$392,432
Net cash used in investing activities	(198,893)	(156,818)
Net cash used in financing activities	(224,189)	(128,152)
Net increase (decrease) in cash and cash equivalents	(20,466)	107,462
Cash and cash equivalents at beginning of period	97,906	84,006
Cash and cash equivalents at end of period	$77,440	$191,468
Operating activities provided $392.4 million of cash flows for the nine months ended September 30, 2024, compared to $402.6 million of cash flows provided by operating activities for the nine months ended September 30, 2023. The decline in cash flows provided by operating activities year over year is principally due to an increase in accounts receivable, which was principally driven by an increase in revenue and the continued impact of the Change Healthcare matter. The decrease in cash flows provided by operating activities was partially offset by the increase in net income.
Our days sales outstanding was 55 days at September 30, 2024, compared to 52 days at December 31, 2023. Our days sales outstanding was 52 days at September 30, 2023, compared to 55 days at December 31, 2022. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes and the continued impact of the Change Healthcare matter.
Investing activities used $156.8 million of cash flows for the nine months ended September 30, 2024. The principal uses of cash were $158.7 million for purchases of property, equipment, and other assets, and $2.3 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets and businesses of $4.2 million. Investing activities used $198.9 million of cash flows for the nine months ended September 30, 2023. The principal uses of cash were $168.6 million for purchases of property, equipment, and other assets, and $30.4 million for investments in and acquisitions of businesses.
Financing activities used $128.2 million of cash flows for the nine months ended September 30, 2024. The principal uses of cash were payments of $1,719.5 million on our term loan, $270.0 million of net repayments under our revolving facilities, $48.5 million of dividend payments to common stockholders, and $35.8 million for distributions to and purchases of non-controlling interests. The principal sources of cash were net proceeds from Concentra’s term loans of $836.7 million, net proceeds from the issuance of Concentra’s 6.875% senior notes of $637.3 million, and net proceeds from the Concentra's equity issuance of $511.2 million. Financing activities used $224.2 million of cash flows for the nine months ended September 30, 2023. The principal uses of cash were net repayments under our revolving facility of $105.0 million, $54.9 million for distributions to and purchases of non-controlling interests, and $47.9 million of dividend payments to common stockholders.

Capital Resources
Working capital.  We had net working capital of $158.5 million at September 30, 2024, compared to $9.2 million at December 31, 2023. The increase in net working capital was principally due to an increase in cash and accounts receivable.
Select Credit facilities. On July 26, 2024, the Company entered into Amendment No. 10 to the Select credit agreement. Amendment No. 10 reduced the revolving credit facility commitments available under the credit agreement from $770.0 million to $550.0 million. Select also made a voluntary prepayment of $1,640.4 million on its term loan and a $300.0 million repayment on its revolving credit facility using the proceeds derived from the Concentra IPO and debt transactions.
At September 30, 2024, Select had outstanding borrowings under its credit facilities consisting of a $373.0 million term loan (excluding unamortized original issue discounts and debt issuance costs of $2.2 million) and borrowings of $10.0 million under its revolving facility. At September 30, 2024, Select had $496.6 million of availability under its revolving facility after giving effect to $43.4 million of outstanding letters of credit.
Concentra Credit facilities. On July 26, 2024, CHSI entered into the Concentra credit agreement that provides for an $850.0 million term loan, and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit.
Borrowings under the Concentra credit agreement bear interest at a rate equal to: (i) in the case of the Concentra term loan, Term SOFR plus a percentage ranging from 2.00% to 2.25%, or Alternate Base Rate plus a percentage ranging from 1.00% to 1.25%, in each case based on CHSI’s leverage ratio; and (ii) in the case of the Concentra revolving credit facility, Term SOFR plus a percentage ranging from 2.25% to 2.75%, or Alternate Base Rate plus a percentage ranging from 1.25% to 1.75%, in each case on CHSI’s leverage ratio, as defined in the Concentra credit agreement.
The Concentra term loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Concentra term loan commencing on December 31, 2024. The balance of the Concentra term loan will be payable on July 26, 2031. Similarly, the Concentra revolving credit facility will be payable on July 26, 2029.
The Concentra credit facilities require CHSI to maintain a leverage ratio (as defined in the Concentra credit agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. Failure to comply with this covenant would result in an event of default under the Concentra revolving credit facility, absent a waiver or amendment from the lenders. CHSI will be required to prepay borrowings under the Concentra credit facilities upon cash proceeds from asset sales or dispositions, issuance of additional debt obligations, and excess cash flows, further outlined in the credit agreement.
At September 30, 2024, Concentra had outstanding borrowings under its credit facilities consisting of a $850.0 million term loan (excluding unamortized original issue discounts and debt issuance costs of $13.0 million). Concentra had no outstanding borrowings under its revolving credit facility. At September 30, 2024, Concentra had $386.4 million of availability under its revolving facility after giving effect to $13.6 million of outstanding letters of credit.
Concentra 6.875% Senior Notes. On July 11, 2024, the Company completed a private offering by its then wholly-owned subsidiary, the Escrow Issuer, of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032. On July 26, 2024, Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed all of the Escrow Issuer’s obligations under the senior notes. The Concentra senior notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Concentra and certain of its wholly-owned subsidiaries. Interest on the Concentra senior notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
Concentra IPO. On July 26, 2024, Concentra completed an IPO of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Concentra’s common stock for net proceeds of $16.7 million after deducting discounts and commission of $1.0 million. Concentra shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024. After the closing of the IPO and underwriters option, Select owns 81.74% of the total outstanding shares of Concentra common stock, and continues to consolidate the financial results of Concentra. Select intends to make a distribution, which is intended to be tax-free for U.S. federal income tax purposes, to its stockholders of all of its remaining equity interest in Concentra within twelve months of the IPO.

Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2025, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. Holdings did not repurchase shares under the program during the nine months ended September 30, 2024. Since the inception of the program through September 30, 2024, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs. The Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, became effective January 1, 2023.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of September 30, 2024, we had cash and cash equivalents of $191.5 million and $883.0 million of availability under our revolving facilities after giving effect to $10.0 million of outstanding borrowings and $57.0 million of outstanding letters of credit.
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
Dividend
On February 13, 2024, May 1, 2024, and July 31, 2024, our Board of Directors declared a cash dividend of $0.125 per share. On March 13, 2024, May 30, 2024, and August 30, 2024, cash dividends totaling $16.0 million, $16.3 million, and $16.2 million were paid.
On October 30, 2024, our Board of Directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about November 26, 2024 to stockholders of record as of the close of business on November 13, 2024.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our Select and Concentra credit facilities, which bear interest rates that are indexed against Term SOFR.
At September 30, 2024, Select had outstanding borrowings under the Select Credit Facilities consisting of a $373.0 million term loan (excluding unamortized original issue discounts and debt issuance costs of $2.2 million) and $10.0 million of borrowings under its revolving facility, which bear interest at variable rates.
At September 30, 2024, Concentra had outstanding borrowings under the Concentra Credit Facilities consisting of a $850.0 million term loan (excluding unamortized original issue discounts and debt issuance costs of $13.0 million). Concentra had no outstanding borrowings under its revolving facility, which bear interest at variable rates.
As of September 30, 2024, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $3.1 million per year.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2024, Holdings did not repurchase shares under the authorized common stock repurchase program. The common stock repurchase program has an available capacity of $399.7 million as of September 30, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Number	Description
4.1
Indenture, dated July 11, 2024, by and among the Concentra Escrow Issuer Corporation, Concentra Health Services, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (file No. 001-34465) filed on July 17, 2024).

10.1
Separation Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (file No. 001-34465) filed on July 31, 2024).

10.2
Tax Matters Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (file No. 001-34465) filed on July 31, 2024).

10.3
Employee Matters Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.4
Transition Services Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc., filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.5
Amendment No. 10, dated July 26, 2024, to the Credit Agreement, dated as of March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2, dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, Amendment No. 5, dated as of June 2, 2021, Amendment No. 6, dated as of February 21, 2023, Amendment No. 7, dated as of May 31, 2023, Amendment No. 8, dated as of July 31, 2023, and Amendment No. 9, dated as of August 31, 2023 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (file No. 001-34465) filed on July 31, 2024).

10.6
Credit Agreement, dated July 26, 2024, among Concentra Group Holdings Parent, Inc., Concentra Health Services, Inc., JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, and the other lenders and issuing banks party thereto (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (file No. 001-34465) filed on July 31, 2024).

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

Dated:  October 31, 2024