Form 10-K
period 2024-12-31
SELECT MEDICAL HOLDINGS CORP
filed 2025-02-20
CIK 1320414

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously held financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,622,619,762, based on the closing price per share of common stock on that date of $35.06 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 1, 2025, the number of shares of Holdings’ Common Stock, $0.001 par value, outstanding was 128,962,850.
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
Documents Incorporated by Reference
Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:
1.    The registrant's definitive proxy statement for use in connection with the 2025 Annual Meeting of Stockholders to be held on or about April 30, 2025 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2024, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, including our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs, and sources of liquidity.
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
•the negative impact of public threats such as a global pandemic or widespread outbreak of an infectious disease similar to the COVID-19 pandemic;
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
•failure to complete or achieve some or all the expected benefits of the separation of Concentra;
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

Item 1.    Business.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of December 31, 2024, we had operations in 40 states and the District of Columbia. As of December 31, 2024, we operated 104 critical illness recovery hospitals in 29 states, 35 rehabilitation hospitals in 14 states, and 1,914 outpatient rehabilitation clinics in 39 states and the District of Columbia.
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
After the closing of the IPO and underwriters option, Select owned 81.74% of the total outstanding shares of Concentra common stock. On November 25, 2024, Select made a tax-free distribution to its stockholders of all of its remaining equity interest in Concentra (“the Distribution”). Holders of the Company’s common stock received 0.806971 shares of Concentra common stock for each outstanding share of the Company’s common stock they owned as of November 18, 2024 (the “Record Date”). Following the completion of the distribution, the Company no longer owns any shares of Concentra common stock. The historical results of Concentra (which previously represented the Concentra business segment) are reflected as discontinued operations in the Company’s Consolidated Financial Statements through the date of the distribution.
Following the completion of the distribution of Concentra in November 2024, we now manage our Company through three business segments: our critical illness recovery hospital segment, our rehabilitation hospital segment, and our outpatient rehabilitation segment. We had revenue of $5,187.1 million for the year ended December 31, 2024. Of this total, we earned approximately 47% of our revenue from our critical illness recovery hospital segment, approximately 21% from our rehabilitation hospital segment, and approximately 24% from our outpatient rehabilitation segment. We also recognized other revenue associated with employee leasing services provided to the Company’s non-consolidating subsidiaries.
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

Critical Illness Recovery Hospitals
We are a leading operator of critical illness recovery hospitals in the United States. Our hospitals are certified by Medicare as long term care hospitals (“LTCHs”). As of December 31, 2024, we operated 104 critical illness recovery hospitals in 29 states. For the years ended December 31, 2022, 2023, and 2024, approximately 38%, 37%, and 33%, respectively, of the revenue of our critical illness recovery hospital segment came from Medicare reimbursement. As of December 31, 2024, we employed approximately 16,500 people in our critical illness recovery hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, and speech therapists.
We operate the majority of our critical illness recovery hospitals as a hospital within a hospital (an “HIH”). A critical illness recovery hospital that operates as an HIH typically leases space from a general acute care hospital, or “host hospital,” and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing critical illness recovery hospital does not operate on a host hospital campus. We operated 104 critical illness recovery hospitals at December 31, 2024, of which 70 were operated as HIHs and 34 were operated as free-standing hospitals.
Patients are typically admitted to our critical illness recovery hospitals from general acute care hospitals, likely following an intensive care unit stay, and suffer from chronic critical illness. These patients have highly specialized needs, with serious and complex medical conditions involving multiple organ systems. These conditions are often a result of complications related to heart failure, complex infectious disease, respiratory failure and pulmonary disease, complex surgery requiring prolonged recovery, renal disease, neurological events, and trauma. Given their complex medical needs, these patients require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a critical illness recovery hospital that is designed to meet their unique medical needs. For the year ended December 31, 2024, the average length of stay for patients in our critical illness recovery hospitals was 31 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. The Joint Commission (“TJC”), DNV GL Healthcare USA, Inc. (“DNV”), and the Center for Improvement in Healthcare Quality (“CIHQ”) are independent accreditation organizations that establish standards related to the operation and management of healthcare facilities. As of December 31, 2024, we operated 104 critical illness recovery hospitals, 102 of which were accredited by TJC and two of which were accredited by DNV. Also as of December 31, 2024, all of our critical illness recovery hospitals were certified by Medicare as LTCHs. Each of our critical illness recovery hospitals must regularly demonstrate to a survey team conformance to the standards established by TJC, DNV, CIHQ, or the Medicare program, as applicable.
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

Our critical illness recovery hospital segment is led by a president, chief medical officer, chief nursing officer, and chief quality officer. Each of our critical illness recovery hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our critical illness recovery hospitals. We provide our critical illness recovery hospitals with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, health information, credentialing, physician contracting support, and billing and collection services. The centralization of these services improves efficiency and permits staff at our critical illness recovery hospitals to focus their time on patient care.
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
Control Operating Costs. We continually seek to improve operating efficiency and control costs at our critical illness recovery hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:
•centralizing administrative functions such as accounting, finance, treasury, payroll, legal, operational support, human resources, health information, credentialing, compliance, and billing and collection;
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

Rehabilitation Hospitals
Our rehabilitation hospitals provide comprehensive physical medicine, as well as rehabilitation programs and services, which serve to optimize patient health, function, and quality of life. As of December 31, 2024, we operated 35 rehabilitation hospitals in 14 states. For the years ended December 31, 2022, 2023, and 2024, approximately 46%, 47%, and 45% respectively, of the revenue of our rehabilitation hospital segment came from Medicare reimbursement. As of December 31, 2024, we employed approximately 13,700 people in our rehabilitation hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, speech therapists, neuropsychologists, and other psychologists.
Patients at our rehabilitation hospitals have specialized needs, with serious and often complex medical conditions requiring rehabilitative healthcare services in an inpatient setting. These conditions require targeted therapy and rehabilitation treatment, including comprehensive rehabilitative services for brain and spinal cord injuries, strokes, amputations, neurological disorders, orthopedic conditions, pediatric congenital or acquired disabilities, and cancer. Given their complex medical needs and gradual and prolonged recovery, these patients generally require a longer length of stay than patients in a general acute care hospital. For the year ended December 31, 2024, the average length of stay for patients in our rehabilitation hospitals was 14 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. As of December 31, 2024, we operated 35 rehabilitation hospitals, all of which were accredited by TJC. Also as of December 31, 2024, 34 of our rehabilitation hospitals were certified by Medicare as inpatient rehabilitation facilities (“IRFs”). 30 of our rehabilitation hospitals also received accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”), an independent, not-for-profit organization that establishes standards related to the operation of medical rehabilitation facilities. Each of our rehabilitation hospitals must regularly demonstrate to a survey team conformance to the standards established by TJC, the Medicare program, or CARF, as applicable.
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

Our rehabilitation hospital segment is led by a president, chief medical officer, chief academic officer, chief nursing officer, and chief quality officer. Each of our rehabilitation hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, a director of therapy services, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our rehabilitation hospitals. We provide our facilities within our rehabilitation hospital segment with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, health information, credentialing, physician contracting support, and billing and collection services. The centralization of these services improves efficiency and permits the staff at our rehabilitation hospitals to focus their time on patient care.
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
Control Operating Costs. We continually seek to improve operating efficiency and control costs at our rehabilitation hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:
•centralizing administrative functions such as accounting, finance, treasury, payroll, legal, operational support, human resources, compliance, health information, credentialing, and billing and collection;
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
Outpatient Rehabilitation
We are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,914 facilities throughout 39 states and the District of Columbia as of December 31, 2024. Our outpatient rehabilitation clinics are typically located in a medical complex or retail location. Our outpatient rehabilitation segment employed approximately 11,300 people as of December 31, 2024.
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
Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer, or health insurer who believes that a patient, employee, or member can benefit from the level of therapy we provide in an outpatient setting. Although individuals in all states may have some form of direct access to physical therapy services, the level of direct access varies based on provisions and limitations in each jurisdiction. In recent years, all states have enacted laws that allow individuals to seek outpatient physical rehabilitation services without a physician order. In our outpatient rehabilitation segment, for the year ended December 31, 2024, approximately 82% of our revenue comes from commercial payors, including healthcare insurers, managed care organizations, workers’ compensation programs, contract management services, and private pay sources. We believe that our services are attractive to healthcare payors who are seeking to provide high-quality and cost-effective care to their enrollees. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
For a description of government regulations and Medicare payments made to our outpatient rehabilitation services, see “Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”

Outpatient Rehabilitation Strategy
The key elements of our outpatient rehabilitation strategy are to:
Provide High-Quality Care and Service. We are focused on providing a high level of access, quality, and care to our patients throughout their entire course of treatment. We collect patient reported outcomes that allow us to assess each patient’s functional improvement. To measure satisfaction with our service we have developed surveys for both patients and physicians. Our clinics utilize the feedback from these surveys to continuously refine and improve service levels. We believe that by focusing on quality care and offering a high level of customer service we develop brand loyalty which allows us to strengthen our relationships with referring physicians, employers, and health insurers to drive additional patient volume.
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
Expand Rehabilitation Programs and Services. Through our local clinical directors of operations and clinic managers within their service areas, we assess the healthcare needs of the areas we serve. Based on these assessments, we implement additional clinical programs (such as cancer rehabilitation and pelvic health) and services (such as telehealth and home physical therapy) specifically targeted to meet demand in the local community. In designing these programs we benefit from the knowledge we gain through our patient outcomes within our national network of clinics. This knowledge is used to design programs that optimize treatment methods and measure changes in health status, clinical outcomes, and patient satisfaction.
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
Leading Operator in Distinct but Complementary Lines of Business. We believe that we are a leading operator in our business segments based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to referral sources, and helps us negotiate payor contracts. In our critical illness recovery hospital segment, we operated 104 critical illness recovery hospitals in 29 states as of December 31, 2024. In our rehabilitation hospital segment, we operated 35 rehabilitation hospitals in 14 states as of December 31, 2024. In our outpatient rehabilitation segment, we operated 1,914 outpatient rehabilitation clinics in 39 states and the District of Columbia as of December 31, 2024. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business segments.
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
Experience in Successfully Completing and Integrating Acquisitions. Since our inception in 1997 through 2024, we completed a number of significant acquisitions. We believe that we have improved the operating performance of these businesses over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.
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
Well-Positioned to Capitalize on Acquisition Opportunities. We are well-positioned to pursue selective acquisitions within each of our business segments to augment our internal growth. Many of the nation’s critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation facilities are operated by independent operators lacking national or broad regional scope. We believe that our geographically diversified portfolio of facilities provide us with a footprint to strengthen and grow our businesses in the markets we operate and in new markets that need the services we provide.
Experienced and Proven Management Team. The members of our senior management team have extensive experience in the healthcare industry, with an average of almost 25 years in the business. In recent years, we have reorganized our operations to expand executive talent and promote management continuity.

Sources of Revenue
The following table presents the approximate percentages by payor source of revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Revenue by Payor Source	2022	2023	2024
Medicare	31.4%	30.8%	28.8%
Commercial insurance(1)	49.0%	49.3%	51.3%
Workers’ Compensation	4.8%	4.7%	4.4%
Private and other(2)	12.5%	12.3%	12.5%
Medicaid	2.3%	2.9%	3.0%
Total	100.0%	100.0%	100.0%
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
Government Sources
Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2024, we operated 104 critical illness recovery hospitals, all of which were certified by Medicare as LTCHs. Also as of December 31, 2024, we operated 35 rehabilitation hospitals, 34 of which were certified by Medicare as IRFs. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our critical illness recovery hospitals and rehabilitation hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients covered under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”
Non-Government Sources
Our non-government sources of revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly.
Human Capital Management
Overview
At December 31, 2024, we had approximately 44,100 employees, including approximately 30,000 full-time and 14,100 part-time and per-diem employees. Our critical illness recovery hospital segment employees totaled approximately 16,500, rehabilitation hospital segment employees totaled approximately 13,700, and outpatient rehabilitation segment employees totaled approximately 11,300. Approximately 2,600 of the remaining employees performed corporate management, administration, and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.
Our workforce is predominantly non-union, with less than 40 employees represented by one labor union. We consider our employee relations to be good and believe that our employees are essential contributors to our success. In some markets, the shortage of clinical personnel is a significant operating issue facing healthcare providers. Shortages of nurses and other clinical personnel, including therapists, may, from time to time, require us to increase use of more costly temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs.

Our hospitals are staffed by licensed physicians who are usually not employed by us. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time. Within our hospital divisions, approximately 17,000 practitioners are credentialed to treat and provide services to our patients. In addition, some physicians or group practices provide administrative and/or clinical services in our hospitals under contracts.
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
Select Medical's Human Capital and Compensation Committee undertakes an annual review of material compensation and human capital risk exposures, and reviews management's efforts to monitor and mitigate such exposures.
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
We have deployed company-wide a communications tool called the “10-Foot Circle of Employee Safety.” This tool is meant to help leaders and staff focus on areas of our work which cause workplace injuries. This program has resulted in significant reductions of employee injuries at work. We have also implemented an Employee Assistance Program (“EAP”) which has become a valuable resource for employees needing no cost or low cost counseling/mental health services, legal support, or family assistance. Our EAP provides access to resources for individuals dealing with grief, anxiety, and other concerns relevant to and at the forefront of our communities. We offer robust benefit programming with health coaching on diverse topics like weight management, smoking cessation, and maintaining and improving health goals, and we offer training to our employees to help them develop their skills. We utilize surveys of our employees that are focused on areas such as employee engagement, operational reliability and suggestions for improvement. Subsequently, we take actions to realize opportunities for improvement based on the results of these surveys. Additionally, we offer extensive supportive programs to individuals facing serious health concerns, including but not limited to, high blood pressure/heart conditions, diabetes, and cancer.
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
Select Medical Charitable Foundation
We have operated a private, non-profit charitable foundation known as the Select Medical Charitable Foundation since 2004. The Foundation is funded primarily by donations by our employees. The Foundation provides financial assistance to employees significantly impacted by natural disasters such as hurricanes, tornadoes, and wildfires. Eligibility is application-based with grant distribution determined by the Foundation Review Committee, comprised of colleagues across the organization. In 2024, the Foundation assisted our colleagues impacted by hurricanes Helene, Milton, and Beryl, and tropical storm Francine.
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

Government Regulations
General
The healthcare industry is required to comply with many complex laws and regulations at the federal, state, and local government levels. These laws and regulations require that hospitals and facilities furnishing outpatient services (including outpatient rehabilitation clinics) comply with various requirements and standards. These laws and regulations include those relating to the adequacy of medical care, facilities and equipment, personnel, operating policies and procedures, and recordkeeping, as well as standards for reimbursement, fraud and abuse prevention, and health information privacy and security. These laws and regulations are extremely complex, often overlap and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid, and other federal and state healthcare programs.
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
Medicare Enrollment and Certification
In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel, and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2024, all of the critical illness recovery hospitals we operated were certified by Medicare as LTCHs. As of December 31, 2024, 22 of the rehabilitation hospitals we operated were certified by Medicare as IRFs. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or “rehab agencies,” which operate as outpatient rehabilitation providers for the purposes of the Medicare program.
Accreditation
Our critical illness recovery hospitals and our rehabilitation hospitals receive accreditation from TJC, DNV, CIHQ and/or CARF. As of December 31, 2024, all of the 104 critical illness recovery hospitals and all of the 35 rehabilitation hospitals we operated were accredited by TJC, DNV, or CIHQ. In addition, 30 of our rehabilitation hospitals have also received accreditation from CARF.
Workers’ Compensation
Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Revenue generated directly from workers’ compensation programs represented approximately 15% of our revenue from our outpatient rehabilitation segment, 2% of our revenue from our rehabilitation hospital segment, and 1% of our revenue from our critical illness recovery hospital segment for the year ended December 31, 2024.
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
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. The table below shows the percentage of revenue generated directly from the Medicare program for each of our segments and our company as a whole for the fiscal years ended December 31, 2022, 2023, and 2024.

	Year Ended December 31,
Medicare Revenue by Segment	2022	2023	2024
Critical illness recovery hospital	38.0%	36.5%	32.7%
Rehabilitation hospital	46.2%	47.2%	45.3%
Outpatient rehabilitation	15.6%	15.3%	15.2%
Total Company	31.4%	30.8%	28.8%
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
In response to the COVID-19 outbreak in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provided two temporary waivers regarding the site-neutral payment to LTCHs. The first waived the LTCH discharge payment percentage requirement for the cost reporting periods that included the emergency period. The second waived the application of the site neutral payment rate so that all LTCH cases admitted during the emergency period were paid the LTCH-PPS standard federal rate. These waivers ended when the public health emergency expired on May 11, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes” for further description of the CARES Act provisions.
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
Annual Payment Rate Update
Fiscal Year 2023. On August 10, 2022, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). Certain errors in the final rule were corrected in documents published November 4, 2022 and December 13, 2022. The standard federal rate for fiscal year 2023 was set at $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 included a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also included an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, LTCH cases were paid at the standard federal rate during the public health emergency. When the public health emergency ended on May 11, 2023, CMS returned to using the site-neutral payment rate for reimbursement of cases that did not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $38,788, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
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
Fiscal Year 2025. On August 28, 2024, CMS published a final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). Certain errors in the final rule were corrected in a document published on October 2, 2024. In an interim final action document published on October 3, 2024, CMS also made modifications to the fiscal year 2025 policies and payment rates as a result of a recent decision issued by the United States Court of Appeals for the District of Columbia Circuit. The standard federal rate for fiscal year 2025 is $49,383, an increase from the standard federal rate applicable during fiscal year 2024 of $48,117. The update to the standard federal rate for fiscal year 2025 includes a market basket increase of 3.5%, less a productivity adjustment of 0.5%. The standard federal rate also includes an area wage budget neutrality factor of 0.9964315. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $77,048, an increase from the fixed-loss amount in the 2024 fiscal year of $59,873. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $46,217, an increase from the fixed-loss amount in the 2024 fiscal year of $42,750.
High Cost Outliers and Criteria for Reconciliation of Outlier Payments
Under the LTCH PPS, CMS makes two types of outlier payments to LTCHs. First, CMS makes additional payments to LTCHs for high cost outlier cases that have extraordinarily high costs relative to the costs of most discharges. For these cases, CMS sets a fixed loss amount each year that represents the maximum loss an LTCH will incur for a case before qualifying for a high cost outlier payment. A high cost outlier threshold equal to the LTCH PPS adjusted Federal payment for the case plus the fixed loss amount determines when Medicare pays a high cost outlier payment. Such payments are based on 80% of the estimated cost of the case above the high cost outlier threshold. Second, CMS reduces payments to LTCHs for patients with a relatively short stay, which is defined as a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG. Short stay outlier cases are paid using a per diem rate based on 120% of the MS-LTC-DRG specific per diem amount and an IPPS per diem amount.
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
As required under the Medicare Access and CHIP Reauthorization Act (“MACRA”), a 0.0% percent update will be applied each year to the fee schedule payment rates for therapy services provided in 2020 through 2025, subject to adjustments under MIPS and APMs. In 2026 and subsequent years, eligible professionals participating in APMs who meet certain criteria will receive annual updates of 0.75%, while all other professionals will receive annual updates of 0.25%. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. As required under the Consolidated Appropriations Act, 2023, the bonus payment will be 3.5% in 2025. The Consolidated Appropriations Act, 2024 established a 1.88% bonus payment for eligible clinicians in 2026. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. To date, none of our outpatient rehabilitation providers participate in qualified APMs.
In the calendar year 2023 MPFS final rule, CMS announced that it calculated the payment rates for the MPFS as if the 3% payment increase in calendar year 2022 from the Protecting Medicare and American Farmers from Sequester Cuts Act was never applied. The statute stated that the 3% payment increase for 2022 shall not be taken into account in determining the payment rates for subsequent years. As a result, physician fee schedule payments were expected to decrease 4.5% in 2023. CMS stated in the final rule that it expected that its policies for 2023 would result in a 1% decrease in Medicare payments for the therapy specialty, but this decrease did not account for the effects of the end of the 3% payment increase from 2022. However, Congress passed the Consolidated Appropriations Act, 2023, which required the Secretary to increase 2023 physician fee schedule payments by 2.5% and 2024 payments by 1.25%. As a result, payments under the 2023 MPFS physician fee schedule decreased by 2% in 2023. Medicare payments were also due to decrease by an additional 4% in 2023 due to mandatory cuts required under the PAYGO Act of 2010. The Consolidated Appropriations Act, 2023, further delayed PAYGO until 2025. The calendar year 2023 final rule also included further development of MIPS Value Pathways (“MVPs”) to transition the MIPS program. CMS began the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. First, CMS revised the first set of seven MVPs that it adopted in the calendar year 2022 final rule. CMS removed certain improvement activities from these seven MVPs and added other quality measures for voluntary reporting by participants in these MVPs. In addition, CMS added five new MVPs that were available for voluntary reporting for the calendar year 2023 performance period.
In the calendar year 2024 MPFS final rule, CMS calculated the payment rates without the 2.5% payment increase to calendar year 2023 rates from the Consolidated Appropriations Act of 2023, but with the 1.25% payment increase to calendar year 2024 rates from that legislation. As a result of the lower statutory payment increase for calendar year 2024 and a negative 2.20% budget neutrality adjustment associated with changes to the relative value units, physician fee schedule payments are expected to decrease in 2024. CMS expected that its final policies for 2024 will result in a 3% decrease in Medicare payments for the therapy specialty. CMS also adopted changes to the quality payment program, including the transition from MIPS to the MVPs. First, CMS revised the existing set of 12 MVPs that it previously adopted in the calendar year 2022 and 2023 final rules. CMS removed certain improvement activities from these MVPs and added other quality measures for MVP participants to choose from for data reporting. CMS also consolidated two of the existing MVPs into a single primary care MVP. Finally, CMS added five new MVPs. According to CMS, the new Rehabilitative Support of Musculoskeletal Care MVP will be most applicable to clinicians who specialize in rehabilitation support for musculoskeletal care, including physical therapists and occupational therapists. These new MVPs are available for voluntary reporting for the calendar year 2024 performance period.
In the calendar year 2025 MPFS final rule, CMS calculated the payment rates without the 1.25% and 2.93% payment increases under the Consolidated Appropriations of 2023 and 2024, respectively. However, CMS expects that its policies for 2025 will not result in any increase or decrease in Medicare payments for the therapy specialty. CMS also continued to expand the MVPs in anticipation of future retirement of traditional MIPS. CMS added six new MVPSs available for reporting in the calendar year 2025 performance period. CMS also made modifications to the quality measures, improvement activities, and cost measures for the previously adopted MVPs, including the Rehabilitative Support for Musculoskeletal Care MVP.

Therapy Caps
Outpatient therapy providers reimbursed under the MPFS have historically been subject to annual limits for therapy expenses. The Bipartisan Budget Act of 2018 repealed the annual limits on outpatient therapy, but the law preserves the former therapy cap amounts as thresholds above which claims must include a modifier as a confirmation that services are medically necessary as justified by appropriate documentation in the medical record. The threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. For calendar year 2022, this modifier threshold amount was $2,150. For calendar year 2023, the modifier threshold amount was $2,230. For calendar year 2024, the modifier threshold amount is $2,330. For calendar year 2025, CMS set the modifier threshold amount at $2,410. This amount is indexed annually by the Medicare Economic Index. Claims for services over the modifier threshold amounts without the modifier are denied. Along with the modifier threshold, the Bipartisan Budget Act of 2018 retained the targeted medical review process that was established in the Medicare Access and CHIP Reauthorization Act of 2015. For calendar year 2018 through calendar year 2028, all therapy claims exceeding $3,000 are subject to a targeted manual medical review process. The $3,000 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. Beginning in 2028 and in each calendar year thereafter, the threshold amount for claims requiring targeted manual medical review will increase by the percentage increase in the Medicare Economic Index.
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
The calendar year 2024 MPFS final rule did not contain any policy changes concerning the modifiers for services provided by physical therapy and occupational therapy assistants. However, the final rule included one change to Medicare policies relating to supervision of services provided by physical therapy assistants and occupational therapy assistants.In the final rule, CMS established a general supervision policy for remote therapeutic monitoring services provided by physical therapy assistants and occupational therapy assistants in private practice settings. In the calendar year 2025 MPFS final rule, CMS modified the supervision requirement for services provided by PTAs and OTAs in private practice settings. CMS previously required that physical therapists and occupational therapists provide direct supervision of PTAs and OTAs in private practice settings. However, starting January 1, 2025, a general supervision requirement will apply in private practice settings. One documentation requirement for Medicare payment of outpatient physical therapy and occupational therapy services is that a physician establish a plan of care prescribing the type, amount, and duration of services. The plan of care can be established by a physician or a qualified physical therapist or occupational therapist, but it must be reviewed periodically by a physician. Medicare requires that a physician certify that the patient needs therapy, a plan of care was established, and the services were furnished under the care of a physician before it will pay for outpatient physical therapy and occupational therapy services. In the calendar year 2025 MPFS final rule, CMS established an exception to the requirement for a physician signature on the certification when there is a written order or referral from the physician or non-physician practitioner in the medical record and there is evidence in the medical record that the therapist delivered the plan of care to the physician or non-physician practitioner within 30 days after the initial evaluation.

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
Medicaid Reimbursement of LTCH and IRF Services
The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Revenue generated directly from the Medicaid program represented approximately 5% of our critical illness recovery hospital segment revenue and 2% of our rehabilitation hospital segment revenue for the year ended December 31, 2024.
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

Under the transparency and program integrity provisions of the Affordable Care Act (“ACA”), the exception to the federal self-referral law (the “Stark Law”) that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2024, we operated six hospitals that are owned in-part by physicians.
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
From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services (“OIG”) issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan, and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs, or outpatient rehabilitation services or providers. For example, the OIG work plan includes (1) a nationwide audit of IRF claims, (2) a review to determine whether recipients of Provider Relief Fund payments complied with Federal requirements and the terms and conditions for reporting and spending such payments, (3) an audit to determine whether hospital price transparency information required by CMS is readily available, and (4) a review to determine whether hospitals are correctly billing for sepsis patients. We monitor government publications applicable to us to supplement and enhance our compliance efforts.
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
Provider-Based Status
The designation “provider-based” refers to circumstances in which a subordinate facility (such as a separately certified Medicare provider, a department of a provider, or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2024, we operated 18 critical illness recovery hospitals and nine rehabilitation hospitals that were treated as provider-based satellites of certain of our other facilities. In addition, 285 of the outpatient rehabilitation clinics we operated were provider-based and operated as departments of the rehabilitation hospitals we operated. We also provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.
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
IMPACT Act
In October 2014, President Obama signed the IMPACT Act into law. The IMPACT Act made a number of changes and additions to Medicare quality reporting for LTCHs, IRFs, skilled nursing facilities (“SNFs”), and home health agencies (“HHAs”). In addition, the IMPACT Act required HHS and the Medicare Payment Advisory Commission (“MedPAC”) to develop a technical prototype for a unified post-acute care (“PAC”) prospective payment system (“PPS”) that could replace the four existing payment systems for LTCHs, IRFs, SNFs, and HHAs.
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
In addition to the new reporting requirements, the IMPACT Act outlined a process for the potential development of a unified PAC PPS. The IMPACT Act does not require CMS to adopt a unified PAC PPS, nor does it provide CMS with specific authority to implement a new payment system. However, the IMPACT Act required HHS and MedPAC to submit a series of reports to Congress with recommendations and a technical prototype for a PAC PPS. These recommendations and prototypes could become the basis of future legislation that would create a unified PAC PPS to replace some or all of the existing Medicare payment systems for LTCHs, IRFs, SNFs, and HHAs. MedPAC submitted the first report to Congress in June 2016. The report included recommended features for a unified PAC payment system based on the Post-Acute Payment Reform Demonstration (“PAC-PRD”). In July 2022, HHS submitted its report to Congress with a technical prototype for a united PAC PPS developed around criteria stated in the IMPACT Act. Under this payment system prototype, a Medicare beneficiary would be assigned to one of 32 Unified PAC Clinical Groups (“UPCGs”) and to a PAC Case-Mix Group (“P-CMG”) specific to the UPCG. The combination of the assigned UPCG and P-CMG would determine the base payment weight, which is then adjusted according to certain factors, including beneficiary comorbidities and provider type. There are three general categories of UPCGs in the prototype which are intended to represent the patient’s primary reason for needing PAC care: (1) Rehabilitation and Therapy-Focused, (2) Medical and Diagnosis-Focused, and (3) Medication Management, Teaching and Assessment. Each UPCG has its own P-CMGs to differentiate patients based on their clinical characteristics and relative costliness. The report states that universal implementation of a unified PAC PPS cannot be accomplished under CMS’s existing statutory authority. By June 30, 2023, MedPAC was required to submit an additional report to Congress with recommendations and a technical prototype for a new PAC payment system that would satisfy the same criteria HHS was directed to use. MedPAC issued a report in June 2023 with its final analysis and recommendations on the design of a unified PAC PPS. MedPAC concluded that a unified PAC PPS is feasible, but would disproportionately impact payments for certain PAC provider types, particularly LTCHs. MedPAC believes designing a unified PAC PPS would be relatively straightforward, but it would be more complicated to develop and implement such a payment system. According to MedPAC, a unified PAC PPS would also require companion policies, including changes to cost sharing requirements, a value-based incentive program, and uniform Medicare conditions of participation.

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
CMS revised the price transparency regulations in the calendar year 2024 Outpatient Prospective Payment System final rule. Effective January 1, 2024, hospitals are required to display pricing information in a standardized format that conforms to a CMS template, data specifications, and data dictionary. Other changes are intended to improve the accessibility of the pricing data. Hospitals are also required to provide an affirmation statement confirming that the pricing information is up-to-date and accurate. In addition, CMS expanded its price transparency enforcement tools, including a required acknowledgement by hospitals of any notice of violations of the price transparency rules, the ability for CMS to notify health system leadership of provider violations, and the potential for CMS to publish on its website information regarding hospital violations of the price transparency rules. Beginning January 1, 2025, hospitals must display additional data elements, including an estimated allowed amount for standard charges, drug unit and type of measurement, and modifiers that could change the standard charge.
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
Starting January 1, 2022, the interim final rule’s new regulations apply to patients with health insurance coverage from a group health plan (including a self-insured group health plan) or from an individual market health insurance issuer. First, if a plan provides coverage for emergency services, the interim final rule requires that emergency services be covered: (1) without prior authorization; (2) regardless of whether the provider is an in-network provider or an in-network emergency facility; and (3) regardless of any other term or condition of the plan or coverage other than the exclusion or coordination of benefits, or a permitted affiliation or waiting period. Second, the interim final rule includes new limits on patient cost-sharing obligations for out-of-network services. Specifically, patient cost-sharing amounts for emergency services provided by out-of-network emergency facilities and out-of-network providers, and certain non-emergency services furnished by out-of-network providers at certain in-network facilities, must be calculated based on one of the following amounts: (1) an amount determined by an applicable All-Payer Model Agreement under section 1115A of the Social Security Act; (2) a specified state law if there is no such All-Payer Model Agreement; or (3) if neither of the above apply, the lesser amount of either the billed charge or the qualifying payment amount, which is generally the plan or issuer’s median contracted rate. Third, the interim final rule prohibits non-participating providers, health care facilities, and providers of air ambulance services from balance billing participants, beneficiaries, and enrollees in certain situations. Fourth, the interim final rule establishes that the total amount to be paid to an out-of-network provider or facility, including any cost-sharing, is based on: (1) an amount determined by an applicable All-Payer Model Agreement under section 1115A of the Social Security Act; (2) a specified state law if there is no such All-Payer Model Agreement; or (3) an amount agreed upon by the plan or issuer and the provider or facility if there is no such Agreement or state law. If none of these three circumstances apply, then the amount is determined by an independent dispute resolution (“IDR”) entity. Fifth, a new regulation requires providers and facilities to make publicly available and provide patients with a one-page notice regarding the requirements and prohibitions applicable to the provider or facility regarding balance billing, any applicable state balance billing prohibitions or limitations, and information on how to contact appropriate state and federal agencies if the patient believes the provider or facility has violated the requirements described in the notice. Finally, the interim final rule establishes a process for HHS to receive and resolve complaints regarding information that any health care provider, provider of air ambulance services, or health care facility may be failing to meet the requirements set forth in the interim final rule.
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
The Texas Medical Association filed four lawsuits against HHS challenging certain provisions in the IDR rules. The court agreed with several of the legal claims asserted by the Texas Medical Association and vacated portions of the HHS rules and guidance. As a result, HHS issued new rules and guidance for the IDR process, including updates to the process for the batching of claims for IDR and removal of the rebuttable presumption that the QPA is the appropriate payment amount.
HHS appealed the district court’s decision in the second Texas Medical Association case to the United States Court of Appeals for Fifth Circuit. In this case, the Texas Medical Association argued that the HHS continued to improperly use the QPA as the benchmark rate. On August 2, 2024, the Fifth Circuit issued a decision affirming the district court’s decision in favor of Texas Medical Association which vacated HHS’ rules making the QPA a de facto benchmark in the IDR process. The Texas Medical Association and HHS also appealed the district court’s decision in the third case to the Fifth Circuit. The Texas Medical Association argued in this case that HHS’ rules artificially deflated the amount used in arbitration to decide the appropriate out-of-network rate and therefore violated the plain text of the law. On October 30, 2024, the Fifth Circuit partially reversed the district court’s decision. The Fifth Circuit rejected the Texas Medical Association’s argument that HHS’ use of “ghost rates” (i.e., rates that technically exist, but are not actually billed by providers) in the QPA violates the No Surprises Act. Additionally, the Fifth Circuit held that HHS had the authority to exclude case-specific payment agreements and bonus payments from the QPA. The Fifth Circuit also affirmed the district court’s decision vacating HHS’ implementation of the 30-calendar day deadline for insurers to provide an initial payment or notice of denial. Finally, the Fifth Circuit affirmed the district court’s holding that plans do not have to disclose additional information regarding QPA calculations. HHS says that it is reviewing the Fifth Circuit’s decision and intends to issue further guidance in the near future.

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
Compliance and Audit Committee
Our compliance and audit committee is made up of members of our senior management and in-house counsel. The compliance and audit committee meets, at a minimum, on a quarterly basis and reviews the activities, reports, and operation of our compliance program. In addition, our Privacy and Security Committee provides reports to the compliance and audit committee. Our senior vice president of compliance and audit services meets with the compliance and audit committee, at a minimum, on a quarterly basis to provide an overview of the activities and operation of our compliance program.
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
Internal Audit
We have a compliance and audit department, which has an internal audit function. Our senior vice president of compliance and audit services manages the combined compliance and audit department and meets with the audit and compliance committee of our Board of Directors, at a minimum, on a quarterly basis to discuss audit results and provide an overview of the activities and operation of our compliance program.
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
Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of February 20, 2025:

Name	Age	Position
Robert A. Ortenzio	67	Executive Chairman and Co-Founder
David S. Chernow	67	Chief Executive Officer
Martin F. Jackson	70	Senior Executive Vice President, Strategic Finance and Operations
Michael F. Malatesta	55	Executive Vice President and Chief Financial Officer
John A. Saich	56	President
Thomas P. Mullin	41	President
Michael E. Tarvin	64	Senior Executive Vice President, General Counsel and Secretary
Brian R. Rusignuolo	49	Executive Vice President and Chief Information Officer
Christopher S. Weigl	41	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	55	Senior Vice President, Compliance and Audit
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
Revenues from providing services to patients covered under the Medicare program represented approximately 31%, 31%, and 29% of our revenue for the years ended December 31, 2022, 2023, and 2024, respectively.
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
Our critical illness recovery hospitals and our rehabilitation hospitals are highly dependent on nurses and our outpatient rehabilitation division is highly dependent on therapists for patient care. The market for qualified healthcare professionals is highly competitive. Difficulties in attracting and retaining qualified healthcare personnel can limit our ability to staff our facilities. It has also led us to use agency clinical staff in our facilities, which can increase our costs and lower our margins. Additionally, the cost of attracting, training, and retaining qualified healthcare personnel may be higher than historical trends and, as a result, our profitability could decline.

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

Public health threats, such as COVID-19 or any other pandemic, may have an impact on our business and results of operations, financial position, and cash flows. Prolonged volatility or significant disruption of global financial markets due in part to a public health threat could have a negative impact on our business and overall financial position. Other factors and uncertainties include, but are not limited to, adverse impacts on patient volumes and revenue, increased operational costs associated with operating during and after a pandemic; evolving macroeconomic factors, including general economic uncertainty, increased labor costs, and recessionary pressures; capital and other resources needed to respond to a pandemic; along with the severity and duration of a pandemic. These risks and their impacts are difficult to predict and could continue to otherwise disrupt and adversely affect our operations and our financial performance.

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
CMS finalized record increases to the high cost outlier fixed loss amount for LTCH-PPS standard Federal payment rate cases in FY 2024 and FY 2025 and, unless there are significant reforms, the fixed loss amount will likely increase again in FY 2026, which will result in fewer cases qualifying for high cost outlier payments and often lower payments for the cases that do qualify.
Under the LTCH-PPS, CMS makes additional payments to LTCHs for high cost outlier cases that have extraordinarily high costs relative to the costs of most discharges. Each year, CMS sets a fixed loss amount that represents the maximum loss an LTCH will incur for a case before qualifying for a high cost outlier payment. For each case, CMS determines the high cost outlier threshold, which is an amount equal to the LTCH-PPS adjusted Federal payment for the case, plus the fixed loss amount. Payments for qualifying high cost outlier cases are based on 80% of the estimated cost of the case above the high cost outlier threshold. When CMS increases the fixed loss amount, our LTCHs have fewer cases that qualify for outlier payments and often lower payments for the cases that do qualify. In the FY 2024 IPPS/LTCH-PPS Proposed Rule, CMS proposed an unprecedented increase to the fixed loss amount, from $38,518 to $94,378. In the FY 2024 IPPS/LTCH-PPS Final Rule, CMS set the fixed loss amount at $59,873 after considering comments and making some methodological changes. Although this was a lower fixed loss amount than initially proposed, it was still the largest one-year increase to the fixed loss amount for the LTCH-PPS. In the FY

2025 IPPS/LTCH-PPS Proposed Rule, CMS proposed another significant increase to the fixed loss amount, to $90,921. However, after incorporating more recent data, CMS set the fixed-loss amount at $77,048 in the FY 2025 IPPS/LTCH-PPS Final Rule. There are several factors that have likely caused the recent increases to the fixed loss amount, including the COVID-19 pandemic, the LTCH-PPS dual payment rate structure with the site neutral payment rate, and inflation. These factors may continue to impact the LTCH-PPS rate setting in future years, including the upcoming FY 2026 rate setting for the Federal fiscal year that begins on October 1, 2025. As a result, there is a risk that CMS will continue to increase the fixed loss amount, which would reduce the Medicare payment for many of the most costly patients treated at our LTCHs.
The effects of the COVID-19 pandemic on the dataset CMS uses for rate setting is one factor that is contributing to the recent increases to the LTCH-PPS high cost outlier fixed loss amount for standard Federal payment rate cases. The standard methodology CMS uses to calculate the fixed loss amount is based on claims data that are two years old and cost report data that are three years old. Therefore, even though the COVID-19 public health emergency ended on May 11, 2023, the cost report data used to calculate the fixed-loss amount will continue to be affected by abnormal LTCH utilization and case-mix that occurred during the COVID-19 pandemic until June 2026. As long as CMS uses data impacted by the COVID-19 public health emergency and associated waivers, the fixed loss amount will reflect increased costs and utilization patterns that were unique to the pandemic.
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
Finally, recent increases to the fixed loss amount may be attributable to rising inflation in the United States, and in the healthcare sector specifically. LTCHs have been subject to relatively large increases in labor, supply, and drug costs in recent years. for example, the American Hospital Association found that the growth in hospital labor costs from 2014 to 2023 significantly outpaced economy-wide inflation over the same period. However, CMS has not directly accounted for these cost increases when calculating the fixed loss amount. If CMS does not address these factors, it is likely that the fixed loss amount for FY 2026 will increase further, which will reduce the Medicare payment for high cost outlier cases.
CMS changed the criteria for reconciliation of outlier payments, which could lead to more recoupments of Medicare outlier payments from our LTCHs.
Our LTCHs receive two types of outlier payments from Medicare: (1) high cost outlier payments, and (2) short stay outlier payments. If specific criteria are met, LTCH outlier payments may be subject to reconciliation by the MAC at the time of cost report settlement. The MAC will conduct the outlier reconciliation when the criteria are met and will determine if Medicare underpaid or overpaid the LTCH for outlier payments during the LTCH’s cost reporting period. If Medicare overpaid the LTCH for outlier payments, then the LTCH must repay Medicare the amount of the overpayment, plus an additional payment for the time value of money (i.e., interest).
Our LTCH cost reports have been subject to outlier reconciliations in the past and the LTCHs have had to repay significant amounts to the Medicare program. For cost reports that started prior to October 1, 2024, the criteria for an outlier reconciliation were: (1) a change in the LTCH’s CCR of 10 percentage points or more when comparing the actual CCR to the CCR used during the cost reporting period to make outlier payments; and (2) the LTCH received at least $500,000 in outlier payments during the cost reporting period.
CMS recently modified the first criterion for identifying cost reports subject to outlier reconciliation. Beginning with cost reporting periods starting on or after October 1, 2024, the first criterion now specifies that the LTCH is subject to reconciliation if the actual CCR is found to be plus or minus 20 percent or more from the CCR used during the cost reporting period to make outlier payments. CMS did not change the second criterion regarding the outlier payments exceeding $500,000.
CMS’s change to the first criterion will likely result in the MACs conducting more outlier reconciliations when settling our LTCH cost reports. These outlier reconciliations could lead to the MACs recouping payments from our LTCHs if the MACs find that the Medicare program overpaid the LTCH for outlier payments during the cost reporting period. Outlier reconciliations also delay final settlement of the cost report, which prevents the LTCH from pursuing a reimbursement appeal related to its cost report.

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
As of December 31, 2024, we operated 104 critical illness recovery hospitals, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care hospital IPPS at rates generally lower than the rates under the LTCH-PPS.
CMS issued temporary waivers that exempted LTCHs from the 25 day average length of stay requirement for all cost reporting periods that included the COVID-19 pandemic public health emergency. Medicare cost reporting periods for our LTCHs that began after May 11, 2023, are again required to comply with this rule. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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
Our outpatient rehabilitation clinics receive payments from the Medicare program under the Medicare physician fee schedule. In the calendar year 2024 physician fee schedule final rule, CMS announced that Medicare payments for the therapy specialty are expected to decrease 3% in 2024. Congress passed the Health Extenders, Improving Access to Medicare, Medicaid, and CHIP, and Strengthening Public Health Act of 2022, which provided a one-time 2.5% increase in payments in calendar year 2023 to offset some of the 4.5% cut to payments for therapy and other services paid under the physician fee schedule that otherwise would have occurred in calendar year 2023, and a one-time 1.25% increase in payments in calendar year 2024. However, these one-time increases have only partially offset CMS’s cuts to the physician fee schedule conversion factor. Even with the statutory 1.25% increase, the calendar year 2024 conversion factor was still 3.4% less than the calendar year 2023 conversion factor. In the Consolidated Appropriations Act, 2024, Congress replaced the 1.25% increase in payments for calendar year 2024 with a 2.93% increase that applied starting on March 9, 2024. For calendar year 2025, CMS calculated the physician fee schedule conversion factor without the 1.25% and 2.93% statutory increases. CMS does not expect its policies for 2025 will result in any increase or decrease in Medicare payments for the therapy specialty. However, without any further Congressional action, the calendar year 2025 conversion factor will be 2.83% less than the calendar year 2024 conversion factor.
In addition, the Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the physician fee schedule be adjusted starting in 2019 based on performance in a MIPS and additional incentives for participation in APMs. The specifics of the MIPS and incentives for participation in APMs will be subject to future notice and comment rule-making. In 2019, CMS added physical and occupational therapists to the list of MIPS eligible clinicians. For these therapists in private practice, payments under the fee schedule are subject to adjustment in a later year based on their performance in MIPS according to established performance standards. Calendar year 2021 was the first year that payments were adjusted, based upon the therapist’s performance under MIPS in 2019. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. As required under the Consolidated Appropriations Act, 2023, the bonus payment will be 3.5% in 2025. The Consolidated Appropriations Act, 2024 established a 1.88% bonus payment for eligible clinicians in 2026. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. Providers in facility-based outpatient therapy settings are excluded from MIPS eligibility and therefore not subject to this payment adjustment. It is unclear what impact, if any, the MIPS and incentives for participation in alternative payment models will have on our business and operating results, but any resulting administrative burden or decrease in payment may reduce our future revenue and profitability.
In the calendar year 2022 physician fee schedule final rule, CMS also adopted its plan to transition the MIPS program to MVPs. CMS began the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. In the calendar year 2023 physician fee schedule final rule, CMS revised the initial set of MVPs and added five new MVPs. In the same final rule, CMS added five new MVPs including the Rehabilitative Support of Musculoskeletal Care MVP that will be applicable to physical therapists and occupational therapists. Beginning in 2026, multispecialty groups must form subgroups to report MVPs. CMS plans to develop more MVPs from 2024 to 2027 and is considering that MVP reporting could become mandatory in 2029. Each MVP includes population health claims-based measures and requires clinicians to report on the Promoting Interoperability performance category measures. In addition, MVP participants select certain quality measures and improvement activities and then report data for such measures and activities. At this time, the impact that the transition to MVPs will have on our business and operating results is unclear, however, any resulting administrative burden or decrease in reimbursement rates may reduce our future revenue and profitability.
If our rehabilitation hospitals fail to comply with the 60% Rule or admissions to IRFs are limited due to changes to the diagnosis codes on the presumptive compliance list, our revenue and profitability may decline.
As of December 31, 2024, we operated 35 rehabilitation hospitals, 34 of which were certified by Medicare as IRFs. Our rehabilitation hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF’s total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the “60% Rule.” Compliance with the 60% Rule is demonstrated through a two-step process. The first step is the “presumptive” method, in which patient diagnosis codes are compared to a “presumptive compliance” list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility’s medical records to assess compliance.

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
Beginning August 21, 2023, CMS implemented a five-year review choice demonstration (“RCD”) for IRF services in Alabama. On March 1, 2024, CMS expanded RCD to IRFs in Pennsylvania. CMS plans to further expand RCD to Texas and California, but the timing of this expansion is not known. We operate inpatient rehabilitation hospitals in Pennsylvania, Texas and California. CMS has announced it will expand RCD to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. That percentage will initially be 80% or greater and eventually increase to 90% or greater in subsequent review cycles. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. RCD does not create new documentation requirements. We cannot predict the impact, if any, the RCD may have on the collectability of our Medicare claims over its five-year term and ultimately our financial position, results of operations, and cash flows.
On September 15, 2022, the HHS-OIG updated its work plan to conduct a nationwide audit of IRF claims in order to determine the extent to which CMS could clarify the Medicare IRF claim payment criteria. The HHS-OIG expects to issue a report on this audit. An HHS-OIG work plan, audit or similar future efforts could result in proposed changes to the payment systems for providers or increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.
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
HIPAA required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in February 2009, enhanced the privacy, security, and enforcement provisions of HIPAA by, among other things, establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties. For example, HITECH permits HHS to conduct audits of HIPAA compliance and impose penalties even if we did not know or reasonably could not have known about the violation and increases civil monetary penalty amounts up to $71,162 per violation with a maximum of $2.1 million in a calendar year for violations of the same requirement.
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

If we fail to compete effectively with other hospitals, clinics, and healthcare providers in the local areas we serve, our revenue and profitability may decline.
The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics, and other healthcare providers for patients. If we are unable to compete effectively in the critical illness recovery hospital, rehabilitation hospital, and outpatient rehabilitation businesses, our ability to retain customers and physicians, or maintain or increase our revenue growth, price flexibility, control over medical cost trends, and marketing expenses may be compromised and our revenue and profitability may decline.
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
We currently maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or are operated through a joint venture. For our wholly owned hospital and outpatient clinic operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $42.0 million for professional malpractice liability insurance and $45.0 million for general liability insurance. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For our joint venture operations, we have designed a separate insurance program that responds to the risks of specific joint ventures. Most of our joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. In addition, the Company purchases additional primary care limits in certain patient compensation fund states, including Indiana, Kansas, Pennsylvania and Wisconsin. We also maintain additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability insurance, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages so coverage is available to the extent insurance under the law of any applicable jurisdiction and are subject to various deductibles and policy limits. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. See “Business—Government Regulations—Other Healthcare Regulations”
Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.
Our executives and directors, beneficially own, in the aggregate, approximately 11.56% of Holdings’ outstanding common stock as of February 1, 2025. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs, and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

If there is later a determination that certain steps of the Separation or the Distribution are taxable because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling or any tax opinions are incorrect or for any other reason, then the Company and our stockholders could incur significant U.S. federal income tax liabilities and Concentra could incur significant liabilities through its indemnification obligations under the Tax Matters Agreement.
We received a private letter ruling from the IRS substantially to the effect that, among other things, certain steps of the Separation together with the Distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Distribution was conditioned on, among other things, the continuing effectiveness and validity of our private letter ruling from the IRS and the receipt of favorable opinions of our U.S. tax advisors. The private letter ruling and the tax opinions relied on certain facts, assumptions, representations and undertakings from us and Concentra regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, the Company and our stockholders may not be able to rely on the ruling or the opinions of tax advisors and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax advisors, the IRS could determine on audit that certain steps of the Separation or the Distribution are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in our stock ownership or the stock ownership of Concentra following the completion of the Distribution.
If certain steps of the Separation or the Distribution are determined to be taxable for U.S. federal income tax purposes, then the Company or our stockholders could incur significant U.S. federal income tax liabilities and Concentra could also incur significant liabilities under the Tax Matters Agreement. Under the Tax Matters Agreement, Concentra will generally be required to indemnify us against taxes incurred by the Company arising from any breach of representations made by Concentra (including those provided in connection with the private letter ruling from the IRS and opinions from tax advisors) or from certain other acts or omissions, in each case that result in certain steps of the Separation or the Distribution failing to meet the requirements under Section 355 of the Code. See “Certain Relationships and Related Person Transactions — Agreements Entered into in Connection with the Separation — Tax Matters Agreement.”
In connection with the Separation, Concentra agreed to indemnify us for certain liabilities. However, we cannot assure you that the indemnity will be sufficient to protect us against the full amount of such liabilities or that Concentra’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation Agreement and certain other agreements we have entered into with Concentra in connection with the Separation, Concentra agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Concentra has agreed to retain and we cannot assure you that the indemnity from Concentra will be sufficient to protect us against the full amount of such liabilities, or that Concentra will be able to fully satisfy its indemnification obligations. In addition, pursuant to the Separation Agreement, Concentra’s self-funded insurance policies are not available to us, and Concentra’s third-party insurance policies may not be available to us, for liabilities associated with occurrences of indemnified liabilities prior to the Separation, and in any event Concentra’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from Concentra or its insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. The occurrence of any of these events could adversely affect our business, results of operations or financial condition.
Our Separation from Concentra and the distribution of Concentra shares to our stockholders may not achieve some or all of the anticipated benefits and may adversely affect our business.
On January 3, 2024, we announced that our Board of Directors had unanimously approved the pursuit of the Separation, to be effected by way of IPO and spin-off. On July 26, 2024, Concentra completed its IPO and generated proceeds of approximately $499.7 million, net of underwriting discounts and commissions. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of Concentra’s common stock for proceeds of $16.7 million, net of underwriting discounts and commissions. Upon completion of the IPO, we held 104,093,503 shares of Concentra common stock, representing approximately 81.74% of the outstanding shares of Concentra common stock. On November 25, 2024, we completed the distribution of these 104,093,503 shares to our stockholders, and we no longer own any shares of Concentra common stock after the Distribution.

There is a risk that we may not be able to achieve the full strategic, operational and financial benefits to us that were anticipated to result from the Separation. In fact, the Distribution may adversely affect our business. Following the Distribution, we are a smaller company with a less diversified product portfolio and a narrower business focus. As a result, we may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. Although Select and Concentra are now two independent companies, our long joint history may cause consumers and investors to continue to associate the companies with each other, either positively or negatively. Separating the businesses may also eliminate or reduce synergies or economies of scale that existed prior to the Distribution, which could harm our business.
We may be exposed to claims and liabilities as a result of the Distribution.
We entered into a separation agreement and various other agreements with Concentra to govern the Distribution and the relationship of the two companies going forward. These agreements provide for specific indemnity and liability obligations and could lead to disputes between us and Concentra. The indemnity rights we have against Concentra under the agreements may not be sufficient to protect us, for example, if our losses exceeded our indemnity rights or if Concentra did not have the financial resources to meet its indemnity obligations. In addition, our indemnity obligations to Concentra may be significant, and these risks could negatively affect our results of operations and financial condition.

Risks Related to Our Capital Structure
Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
We have a substantial amount of indebtedness. As of December 31, 2024, we had approximately $1,711.8 million of total indebtedness. Our indebtedness could have important consequences to you. For example, it:
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
As of December 31, 2024, we were required to maintain our leverage ratio (the ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 7.00 to 1.00. At December 31, 2024, our leverage ratio was 3.18 to 1.00.
Our indenture, dated December 3, 2024, by and among Select, the guarantors named therein and U.S. Bank National Association, as trustee (the “Indenture”), contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries, which unconditionally guarantee on a joint and several basis the senior notes under the Indenture, to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select’s restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. In addition, the Indenture requires us, among other things, to provide financial and current reports to holders of the notes or file such reports electronically with the SEC.

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
We and our subsidiaries may be able to incur additional indebtedness in the future. Although our credit facilities and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2024, we had $453.3 million of availability under our revolving facility (as defined below) (after giving effect to $105.0 million of outstanding borrowings and $41.7 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.
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

Cybersecurity Program Overview

The Company’s cybersecurity program is structured around the cybersecurity framework (“Cybersecurity Framework”) of the National Institute of Standards and Technology (“NIST”), an agency of the U.S. Department of Commerce. The Cybersecurity Framework provides best practices to prevent, detect, identify, respond to, and recover from cyber-attacks. The Company’s cybersecurity program involves establishing information security policies, procedures and standards, investing in and implementing information protection processes, security measures and technologies, ongoing monitoring of systems and networks on which the Company relies, cybersecurity training and collaborating with public and private organizations on cyber threat information and best practices. We also assess and identify potential cyber and information security risks relating to third-party technology providers. These efforts may include due diligence to assess the party’s cybersecurity practices, controls, and compliance with relevant statutes and regulations; the use of contractual agreements that outline certain cybersecurity requirements; and using outside services to perform ongoing monitoring of select suppliers and third-party service providers. We may also collaborate with third-party suppliers to develop and align incident response plans. The Company actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. The Company engages an external third-party cybersecurity assessor to perform an annual assessment or validation of the cybersecurity program in accordance with the Cybersecurity Framework and the HIPAA Security Risk Assessment Tool of the U.S. Health and Human Services Office for Civil Rights.

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

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CIO and CISO, is responsible for assessing and managing material risks from cybersecurity threats. The Company’s CIO and CISO each have more than 20 years of experience in cybersecurity. The Company provides formalized cybersecurity training for newly-hired employees and annually for existing employees. In addition, the Company provides cybersecurity awareness training and education throughout the year. The annual cybersecurity training curriculum includes modules on information security, the employee’s role in protecting Company information, recognizing different cybersecurity incidents, identifying phishing emails, understanding the appropriate personnel to approach with information or questions, and acceptance of the Company’s Information Security Policy. The Company’s management is informed of cybersecurity incidents through ongoing monitoring and, in some cases, through receipt of notifications from third-party service providers. The CISO maintains and annually updates a Cybersecurity Incident Response Plan, which is a guide for the Company’s cybersecurity team to respond effectively to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm. The team works with colleagues in various departments throughout the Company, including Information Technology, Human Resources, Legal, Risk Management and Compliance, to prevent, mitigate and remediate cybersecurity incidents impacting the Company.

Assessment of Cybersecurity Risk

Management continuously assesses the potential impact of risks from cybersecurity threats on the Company, and regularly evaluates how such risks could materially affect the Company’s business strategy, operational results, and financial condition. As noted above, an assessment of the cybersecurity program leveraging the Cybersecurity Framework is completed annually by an independent and qualified external third-party cybersecurity assessor. The Company has not experienced a cybersecurity breach or information security breach during the past four fiscal years. The Company, from time to time, has been notified of third-party information cybersecurity breaches, but none of them has had a material impact on the Company's operations or financial results. The Company annually purchases a cybersecurity risk insurance policy to help defray the costs associated with any covered cybersecurity incident. Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2024, the scope and impact of any future incident cannot be predicted.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and our corporate headquarters. We own 21 of our critical illness recovery hospitals, nine of our rehabilitation hospitals, and one of our outpatient rehabilitation clinics throughout the United States. As of December 31, 2024, we leased 83 of our critical illness recovery hospitals, 14 of our rehabilitation hospitals, and 1,616 of our outpatient rehabilitation clinics.
We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. As of December 31, 2024, our corporate headquarters is approximately 292,173 square feet and is located in Mechanicsburg, Pennsylvania.
The following is a list by state of the number of facilities we operated as of December 31, 2024.

	Critical Illness Recovery Hospitals(1)	Rehabilitation Hospitals(1)	Outpatient Rehabilitation Clinics(1)	Total Facilities
Alabama	1	—	15	16
Alaska	—	—	12	12
Arizona	4	4	60	68
Arkansas	1	—	1	2
California	1	1	92	94
Colorado	—	—	50	50
Connecticut	—	—	62	62
Delaware	1	—	13	14
District of Columbia	—	—	3	3
Florida	12	3	132	147
Georgia	4	1	70	75
Illinois	1	—	87	88
Indiana	3	1	43	47
Iowa	2	—	26	28
Kansas	2	—	16	18
Kentucky	2	—	71	73
Louisiana	—	2	2	4
Maine	—	—	34	34
Maryland	—	—	60	60
Massachusetts	—	—	19	19
Michigan	10	—	38	48
Minnesota	1	—	27	28
Mississippi	4	—	1	5
Missouri	3	3	111	117
Nebraska	1	—	1	2
Nevada	—	1	20	21
New Hampshire	—	—	7	7
New Jersey	3	4	168	175
North Carolina	2	—	45	47
Ohio	13	6	107	126
Oklahoma	2	1	30	33
Oregon	—	—	4	4
Pennsylvania	9	2	219	230
South Carolina	2	—	25	27
South Dakota	1	—	—	1
Tennessee	7	—	20	27
Texas	2	5	155	162
Virginia	3	1	43	47
Washington	—	—	13	13
West Virginia	4	—	6	10
Wisconsin	3	—	6	9
Total Company	104	35	1,914	2,053
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
Holders
At the close of business on February 1, 2025, Holdings had 128,962,850 shares of common stock issued and outstanding. As of that date, there were 133 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
Dividend Policy
Holdings’ Board of Directors declared the following dividends during the year ended December 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount
				(in thousands)
February 13, 2024	March 1, 2024	March 13, 2024	$0.125	$16,045
May 1, 2024	May 16, 2024	May 30, 2024	$0.125	$16,254
July 31, 2024	August 14, 2024	August 30, 2024	$0.125	$16,194
October 30, 2024	November 15, 2024	November 26, 2024	$0.125	$16,124
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

Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2019, with dividends being reinvested on the date paid through and including the market close on December 31, 2024, with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

$200
$180
$160
$140
$120
$100
$80
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
SEM
SPSIHP
S&P 500

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Select Medical Holdings Corporation (SEM)	$100.00	$118.51	$128.59	$112.79	$110.62	$169.23
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$133.00	$145.57	$116.36	$121.70	$123.45
S&P 500	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05

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
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 – October 31, 2024(1)	73,877	$31.74	—	$399,677,961
November 1 – November 31, 2024(1)	474,083	37.20	—	399,677,961
December 1 – December 31, 2024	—	—	—	399,677,961
Total	547,960	$35.68	—	$399,677,961
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
Overview
We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of December 31, 2024, we had operations in 40 states and the District of Columbia. We operated 104 critical illness recovery hospitals in 29 states, 35 rehabilitation hospitals in 14 states, and 1,914 outpatient rehabilitation clinics in 39 states and the District of Columbia as of December 31, 2024.
On July 26, 2024, Concentra Group Holdings Parent (“Concentra”), a then wholly-owned subsidiary of Select, completed an IPO of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of Concentra’s common stock for net proceeds of $16.7 million after deducting discounts and commission of $1.0 million. Concentra shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024.
After the closing of the IPO and underwriters option, Select owned 81.74% of the total outstanding shares of Concentra common stock. On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra to its stockholders. Holders of the Company’s common stock received 0.806971 shares of Concentra common stock for each outstanding share of the Company’s common stock they owned as of the Record Date. Following the completion of the distribution, the Company no longer owns any shares of Concentra common stock. The historical results of Concentra (which previously represented the Concentra business segment) are reflected as discontinued operations in the Company’s Consolidated Financial Statements through the date of the distribution.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, and the outpatient rehabilitation segment. We had revenue of $5,187.1 million for the year ended December 31, 2024. Of this total, we earned approximately 47% of our revenue from our critical illness recovery hospital segment, approximately 21% from our rehabilitation hospital segment, and approximately 24% from our outpatient rehabilitation segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services.
Impact of the Change Healthcare Cybersecurity Incident
On February 22, 2024, UnitedHealth Group Incorporated indicated in a Form 8-K filing, that a cyber security threat actor had gained access to some of its Change Healthcare information technology systems. Upon receiving notification of the incident, we severed connectivity with all Change Healthcare-related systems and we are not aware of any impact on our own information technology systems. However, as a result of the incident, certain of our patient billing and collections processes were disrupted and alternative platforms needed to be enabled to resume normal patient billing and collections operations. As of and for the year ended December 31, 2024, the incident did not have a material impact on our financial condition or operations.

Non-GAAP Measure
We believe that the presentation of Adjusted EBITDA, as defined below, is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our segments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation, or as an alternative to, or substitute for, income from continuing operations, income from continuing operations before other income and expense, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying definitions, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.
We define Adjusted EBITDA as earnings from continuing operations excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. We will refer to Adjusted EBITDA throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table reconciles income from continuing operations, net of tax, to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA.

	For the Year Ended December 31,
	2022	2023	2024
	(in thousands)
Income from continuing operations, net of tax	$18,545	$110,471	$129,987
Income tax expense from continuing operations	16,723	29,253	44,782
Interest expense	137,470	154,165	128,605
Equity in earnings of unconsolidated subsidiaries	(27,984)	(41,339)	(63,904)
Loss on early retirement of debt	—	14,692	28,845
Income from continuing operations before other income and expense	144,754	267,242	268,315
Stock compensation expense:
Included in general and administrative	30,555	36,041	79,931
Included in cost of services	5,059	7,117	19,283
Depreciation and amortization	132,158	135,691	142,866
Adjusted EBITDA	$312,526	$446,091	$510,395

Summary Financial Results
Income from continuing operations, net of tax, was $130.0 million, $110.5 million, and $18.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Income from continuing operations, net of tax, included losses on early retirement of debt of $28.8 million and $14.7 million during the years ended December 31, 2024 and 2023, respectively.
The following tables reconcile our segment performance measures to our consolidated operating results for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,444,196	$1,110,592	$1,250,294	$382,023	$5,187,105
Operating expenses	(2,145,595)	(864,844)	(1,141,715)	(627,176)	(4,779,330)
Depreciation and amortization	(69,842)	(28,442)	(36,579)	(8,003)	(142,866)
Other operating income	3,033	—	(2)	375	3,406
Income from continuing operations before other income and expense	231,792	217,306	71,998	(252,781)	268,315
Depreciation and amortization	69,842	28,442	36,579	8,003	142,866
Stock compensation expense	—	—	—	99,214	99,214
Adjusted EBITDA	$301,634	$245,748	$108,577	$(145,564)	$510,395
Adjusted EBITDA margin	12.3%	22.1%	8.7%	N/M	9.8%

	For the Year Ended December 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,299,773	$979,585	$1,188,914	$357,705	$4,825,977
Operating expenses	(2,053,758)	(758,466)	(1,077,322)	(535,016)	(4,424,562)
Depreciation and amortization	(63,865)	(28,055)	(35,210)	(8,561)	(135,691)
Other operating income	—	756	276	486	1,518
Income from continuing operations before other income and expense	182,150	193,820	76,658	(185,386)	267,242
Depreciation and amortization	63,865	28,055	35,210	8,561	135,691
Stock compensation expense	—	—	—	43,158	43,158
Adjusted EBITDA	$246,015	$221,875	$111,868	$(133,667)	$446,091
Adjusted EBITDA margin	10.7%	22.6%	9.4%	N/M	9.2%

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,234,132	$916,763	$1,125,282	$333,002	$4,609,179
Operating expenses	(2,127,233)	(718,970)	(1,023,422)	(491,096)	(4,360,721)
Depreciation and amortization	(61,565)	(27,814)	(32,663)	(10,116)	(132,158)
Other operating income	4,445	241	—	23,768	28,454
Income from continuing operations before other income and expense	49,779	170,220	69,197	(144,442)	144,754
Depreciation and amortization	61,565	27,814	32,663	10,116	132,158
Stock compensation expense	—	—	—	35,614	35,614
Adjusted EBITDA	$111,344	$198,034	$101,860	$(98,712)	$312,526
Adjusted EBITDA margin	5.0%	21.6%	9.1%	N/M	6.8%

The following tables summarize the changes in our segment performance measures for the year-to-date periods specified below.

	2024 Compared to 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	6.3%	13.4%	5.2%	6.8%	7.5%
Change in income from continuing operations before other income and expense	27.3%	12.1%	(6.1)%	N/M	0.4%
Change in Adjusted EBITDA	22.6%	10.8%	(2.9)%	N/M	14.4%

	2023 Compared to 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	2.9%	6.9%	5.7%	7.4%	4.7%
Change in income from continuing operations before other income and expense	265.9%	13.9%	10.8%	N/M	84.6%
Change in Adjusted EBITDA	121.0%	12.0%	9.8%	N/M	42.7%
_______________________________________________________________________________
N/M    Not meaningful.

Regulatory Changes
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Revenues from providing services to patients covered under the Medicare program represented approximately 31%, 31%, and 29% of our revenue for the years ended December 31, 2022, 2023, and 2024, respectively.
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
On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under Medicare, Medicaid, and the CHIP program pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excused health care providers and suppliers from specific program requirements. Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a detailed discussion of blanket waivers and other actions by CMS in response to the COVID-19 pandemic that affected our operations in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes.
One of the blanket waivers expanded the types of health care professionals who could furnish telehealth services to include all those who are eligible to bill Medicare for their professional services. This allowed health care professionals who were previously ineligible to furnish and bill for Medicare telehealth services, including physical therapists, occupational therapists, speech language pathologists, and others, to receive payment for Medicare telehealth services. Pursuant to the Coronavirus Preparedness and Response Supplemental Appropriations Act, Public Law 116-123, CMS also waived Medicare telehealth payment requirements during the emergency so that beneficiaries in all areas of the country (not just rural areas) could receive telehealth services, including in their homes. In the Health Extenders, Improving Access to Medicare, Medicaid, and CHIP, and Strengthening Public Health Act of 2022, Congress extended to December 31, 2024 several telehealth flexibilities that were scheduled to expire 151 days after the end of the COVID-19 public health emergency, including the expansion of permitted originating sites for telehealth, expansion of eligible practitioners for furnishing telehealth, and coverage of audio-only telehealth services. CMS issued additional waivers to permit more than 150 additional services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs. In the calendar year 2025 MPFS final rule, CMS extended some of the telehealth flexibilities through December 31, 2025, including regulations that allow (1) the use of real-time audio and visual interactive telecommunications for compliance with the direct supervision requirement, and (2) a distant site practitioner to provide telehealth services from their home using their currently enrolled practice location. CMS also made a permanent change to the telehealth rules in the calendar year 2025 MPFS final rule to allow telehealth to be provided for any service using an audio-only communication technology in certain situations when the patient is not able to use video technology.
Pursuant to the Coronavirus Preparedness and Response Supplemental Appropriations Act, Public Law 116-123, CMS also waived Medicare telehealth payment requirements during the emergency so that beneficiaries in all areas of the country (not just rural areas) could receive telehealth services, including in their homes. In the Health Extenders, Improving Access to Medicare, Medicaid, and CHIP, and Strengthening Public Health Act of 2022, Congress extended to December 31, 2024 several telehealth flexibilities that were scheduled to expire 151 days after the end of the COVID-19 public health emergency, including the expansion of permitted originating sites for telehealth, expansion of eligible practitioners for furnishing telehealth, and coverage of audio-only telehealth services. CMS issued additional waivers to permit more than 150 additional services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs. In the calendar year 2025 MPFS final rule, CMS extended some of the telehealth flexibilities through December 31, 2025, including regulations that allow (1) the use of real-time audio and visual interactive telecommunications for compliance with the direct supervision requirement, and (2) a distant site practitioner to provide telehealth services from their home using their currently enrolled practice location. CMS also made a permanent change to the telehealth rules in the calendar year 2025 MPFS final rule to allow telehealth to be provided for any service using an audio-only communication technology in certain situations when the patient is not able to use video technology.

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
Fiscal Year 2023. On August 10, 2022, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2023 (affecting discharges and cost reporting periods beginning on or after October 1, 2022, through September 30, 2023). Certain errors in the final rule were corrected in documents published November 4, 2022, and December 13, 2022. The standard federal rate for fiscal year 2023 was set at $46,433, an increase from the standard federal rate applicable during fiscal year 2022 of $44,714. The update to the standard federal rate for fiscal year 2023 included a market basket increase of 4.1%, less a productivity adjustment of 0.3%. The standard federal rate also included an area wage budget neutrality factor of 1.0004304. As a result of the CARES Act, LTCH cases were paid at the standard federal rate during the public health emergency. When the public health emergency ended on May 11, 2023, CMS returned to using the site-neutral payment rate for reimbursement of cases that did not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $38,518, an increase from the fixed-loss amount in the 2022 fiscal year of $33,015. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $38,788, an increase from the fixed-loss amount in the 2022 fiscal year of $30,988.
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
Fiscal Year 2025. On August 28, 2024, CMS published a final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). Certain errors in the final rule were corrected in a document published on October 2, 2024. In an interim final action document published on October 3, 2024, CMS also made modifications to the fiscal year 2025 policies and payment rates as a result of a recent decision issued by the United States Court of Appeals for the District of Columbia Circuit. The standard federal rate for fiscal year 2025 is $49,383, an increase from the standard federal rate applicable during fiscal year 2024 of $48,117. The update to the standard federal rate for fiscal year 2025 includes a market basket increase of 3.5%, less a productivity adjustment of 0.5%. The standard federal rate also includes an area wage budget neutrality factor of 0.9964315. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $77,048, an increase from the fixed-loss amount in the 2024 fiscal year of $59,873. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $46,217, an increase from the fixed-loss amount in the 2024 fiscal year of $42,750. See high cost outlier risk factor within “Item 1A.    Risk Factors.
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
Setting the threshold at 20 percent for changes in the hospital’s CCR will result in more outlier reconciliations. This increases the likelihood that LTCHs will have a portion of their outlier payments recouped by the MAC at cost report settlement. Because outlier reconciliations often delay the final settlement of cost reports, and providers cannot appeal disputed reimbursement amounts until the cost report is settled, this new policy will likely result in additional delays of reimbursement appeals related to LTCH cost reports.
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

For calendar years 2021 and 2022, CMS’s expected decreases in Medicare reimbursement were mostly offset by one-time increases in payments as a result of other legislation passed by Congress. Payments under the 2023 MPFS physician fee schedule decreased by 2%, and for calendar year 2024, CMS expected that its final policies for 2024 would result in a 3% decrease in Medicare payments for the therapy specialty. In the calendar year 2025 MPFS final rule, CMS calculated the payment rates without the one-time increases provided for in legislation. CMS expects that its policies for 2025 will not result in any increase or decrease in Medicare payments for the therapy specialty. However, the policies CMS announced in the calendar year 2025 MPFS final rule will reduce Medicare payments for the physical and occupational therapy services we provide by approximately 3%.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the final 2020 MPFS rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS applies the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service. For dates of service on and after January 1, 2022, CMS pays for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS allows a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint. The calendar year 2025 MPFS final rule did not contain any policy changes concerning the modifiers for services provided by physical therapy and occupational therapy assistants.

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
We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $132.1 million and $141.6 million for our estimated losses under these insurance programs at December 31, 2023 and 2024, respectively. We also recorded insurance proceeds receivable of $8.1 million and $8.5 million, respectively, at December 31, 2023 and 2024, for liabilities which exceed our deductibles and self-insured retention limits and are recoverable through our insurance policies.

Goodwill
We operate three reporting units which include the critical illness recovery hospital reporting unit, the rehabilitation hospital reporting unit, and the outpatient rehabilitation reporting unit. We assign goodwill to our reporting units based upon the specific nature of the business acquired or, when a business combination contains business components related to more than one reporting unit, goodwill is assigned to each reporting unit based upon an allocation determined by the relative fair values of the business acquired. When we dispose of a business, we allocate a portion of the reporting unit’s goodwill to that business based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. We evaluate our reporting units on an annual basis and, if our reporting units are reorganized, we reassign goodwill based on the relative fair values of the new reporting units.
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
As of October 1, 2024, we performed a qualitative impairment assessment for the rehabilitation hospital reporting unit, the critical illness recovery hospital reporting unit, and the former Concentra reporting unit. When performing the qualitative assessment, we apply judgement in determining the events and circumstances that most affect the fair value of the reporting unit and in evaluating the significance of those identified events and circumstances in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of our qualitative assessments, we considered (i) the magnitude of the reporting unit’s excess fair value over its carrying amount from the most recent quantitative impairment test, (ii) industry and market conditions, including the impacts of the interest rate environment, (iii) historical financial performance, including our revenue, earnings, and operating cash flow growth trends, (iv) our forecasts of revenue, earnings, and operating cash flows, (v) cost factors, including the effects of inflation and rising prices, (vi) the regulatory environment, including reimbursement and compliance requirements such as those that exist under the Medicare program, (vii) other factors specific to each reporting unit, such as a change in strategy, a change in management, or acquisitions and divestitures affecting the composition of the reporting unit and its future operating results, and (viii) consideration of changes in our market capitalization. Historically, each reporting unit’s fair value has significantly exceeded its carrying amount.
We performed a quantitative impairment assessment for the outpatient rehabilitation reporting unit as of October 1, 2024, to assess the impact of the current operating performance as compared to historical operating trends on the estimated fair value of the reporting unit. We used the income approach in determining the fair value of the outpatient rehabilitation reporting unit. Included in the income approach are assumptions regarding revenue growth rates, future Adjusted EBITDA margin estimates, future capital expenditure requirements, the industry’s weighted average cost of capital, and industry specific, market observable implied Adjusted EBITDA multiples. We also include estimated residual values at the end of the forecast period. In establishing our assumptions, we consider current industry and market conditions; historical financial performance, including our revenue, earnings, and operating cash flow growth trends; cost factors, including the effects of inflation and rising prices; and the regulatory environment, including reimbursement and compliance requirements such as those that exist under the Medicare program. If any one of the above assumptions or judgments used to estimate the fair value of the reporting unit fails to materialize, the resulting decline in our estimated fair value could result in an impairment charge to the goodwill associated with the outpatient rehabilitation reporting unit.
Our annual assessment did not indicate that goodwill impairment was likely for any of our reporting units. We did not identify any goodwill impairment events during the quarter ended December 31, 2024.
We have recorded total goodwill of $2.3 billion at December 31, 2024, of which $1.2 billion related to our critical illness recovery hospital reporting unit, $497.1 million related to our rehabilitation hospital reporting unit, and $668.9 million related to our outpatient rehabilitation reporting unit.

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

	For the Year Ended December 31,
	2022	2023	2024
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	104	103	107
Number of hospitals acquired	2	2	—
Number of hospital start-ups	1	4	1
Number of hospitals closed/sold	(4)	(2)	(4)
Number of consolidated hospitals—end of period(1)	103	107	104
Available licensed beds(3)	4,386	4,538	4,450
Admissions(3)(4)	36,594	36,225	35,784
Patient days(3)(5)	1,127,911	1,108,492	1,118,757
Average length of stay (days)(3)(6)	31	31	31
Revenue per patient day(3)(7)	$1,973	$2,067	$2,177
Occupancy rate(3)(8)	69%	68%	68%
Percent patient days—Medicare(3)(9)	39%	38%	35%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	20	20	21
Number of hospitals acquired	—	1	1
Number of hospital start-ups	—	—	1
Number of hospitals closed/sold	—	—	—
Number of consolidated hospitals—end of period(1)	20	21	23
Number of unconsolidated hospitals managed—end of period(2)	11	12	12
Total number of hospitals (all)—end of period	31	33	35
Available licensed beds(3)	1,391	1,479	1,639
Admissions(3)(4)	29,736	31,627	33,665
Patient days(3)(5)	430,547	446,145	470,594
Average length of stay (days)(3)(6)	15	14	14
Revenue per patient day(3)(7)	$1,953	$2,017	$2,134
Occupancy rate(3)(8)	85%	85%	84%
Percent patient days—Medicare(3)(9)	48%	49%	48%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,572	1,622	1,633
Number of clinics acquired	30	16	11
Number of clinic start-ups	44	37	17
Number of clinics closed/sold	(24)	(42)	(44)
Number of consolidated clinics—end of period	1,622	1,633	1,617
Number of unconsolidated clinics managed—end of period	306	300	297
Total number of clinics (all)—end of period	1,928	1,933	1,914
Number of visits(3)(10)	9,573,980	10,657,558	11,147,920
Revenue per visit(3)(11)	$103	$100	$101

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
(10)Represents the number of visits in which patients were treated at our outpatient rehabilitation clinics during the periods presented.
(11)Represents the average amount of revenue recognized for each patient visit. Revenue per visit is calculated by dividing patient service revenue, excluding revenues from certain other ancillary services, by the total number of visits.

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2022	2023	2024
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	91.3	88.2	87.8
General and administrative	3.3	3.5	4.4
Depreciation and amortization	2.9	2.8	2.8
Total costs and expenses	97.5	94.5	95.0
Other operating income	0.6	—	0.2
Income from continuing operations before other income and expense	3.1	5.5	5.2
Loss on early retirement of debt	—	(0.3)	(0.6)
Equity in earnings of unconsolidated subsidiaries	0.6	0.9	1.2
Interest expense	(2.9)	(3.2)	(2.4)
Income from continuing operations before income taxes	0.8	2.9	3.4
Income tax expense from continuing operations	0.4	0.6	0.9
Income from continuing operations, net of tax	0.4	2.3	2.5
Discontinued operations:
Income from discontinued business	4.9	5.0	4.3
Income tax expense from discontinued business	1.0	1.1	1.1
Income from discontinued operations, net of tax	3.9	3.9	3.2
Net income	4.3	6.2	5.7
Net income attributable to non-controlling interests	0.9	1.2	1.6
Net income attributable to Select Medical Holdings Corporation	3.4%	5.0%	4.1%
_______________________________________________________________________________
(1)Cost of services includes personnel expense, facilities expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Year Ended December 31,
	2022	2023	2024	% Change 2022 – 2023	% Change 2023 – 2024
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$2,234,132	$2,299,773	$2,444,196	2.9%	6.3%
Rehabilitation hospital	916,763	979,585	1,110,592	6.9	13.4
Outpatient rehabilitation	1,125,282	1,188,914	1,250,294	5.7	5.2
Other(1)	333,002	357,705	382,023	7.4	6.8
Total Company	$4,609,179	$4,825,977	$5,187,105	4.7%	7.5%
Income (loss) from continuing operations before other income and expense:(2)
Critical illness recovery hospital	$49,779	$182,150	$231,792	265.9%	27.3%
Rehabilitation hospital	170,220	193,820	217,306	13.9	12.1
Outpatient rehabilitation	69,197	76,658	71,998	10.8	(6.1)
Other(1)	(144,442)	(185,386)	(252,781)	N/M	N/M
Total Company	$144,754	$267,242	$268,315	84.6%	0.4%
Adjusted EBITDA:(2)
Critical illness recovery hospital	$111,344	$246,015	$301,634	121.0%	22.6%
Rehabilitation hospital	198,034	221,875	245,748	12.0	10.8
Outpatient rehabilitation	101,860	111,868	108,577	9.8	(2.9)
Other(1)	(98,712)	(133,667)	(145,564)	N/M	N/M
Total Company	$312,526	$446,091	$510,395	42.7%	14.4%
Adjusted EBITDA margins:(2)
Critical illness recovery hospital	5.0%	10.7%	12.3%
Rehabilitation hospital	21.6	22.6	22.1
Outpatient rehabilitation	9.1	9.4	8.7
Other(1)	N/M	N/M	N/M
Total Company	6.8%	9.2%	9.8%
Total assets:
Critical illness recovery hospital	$2,484,542	$2,496,886	$2,654,474
Rehabilitation hospital	1,200,767	1,233,888	1,366,922
Outpatient rehabilitation	1,371,123	1,380,447	1,404,379
Other(1)	327,214	248,204	182,176
Total Company	$5,383,646	$5,359,425	$5,607,951
Purchases of property, equipment and other assets:
Critical illness recovery hospital	$79,524	$93,036	$65,861
Rehabilitation hospital	14,426	21,922	53,620
Outpatient rehabilitation	40,677	38,776	36,142
Other(1)	9,762	6,126	3,285
Total Company	$144,389	$159,860	$158,908
_______________________________________________________________________________
(1)Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)For the years ended December 31, 2024, 2023, and 2022, we recognized other operating income of $3.4 million, $1.5 million, and $28.5 million, respectively. The impact of this income on the operating results of our segments and other activities is outlined within the tables presented under “Summary Financial Results.”
N/M     Not meaningful.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For the year ended December 31, 2024, we had revenue of $5,187.1 million and income from continuing operations before other income and expense of $268.3 million, as compared to revenue of $4,826.0 million and income from continuing operations before other income and expense of $267.2 million for the year ended December 31, 2023. For the year ended December 31, 2024, Adjusted EBITDA was $510.4 million, with an Adjusted EBITDA margin of 9.8%, as compared to Adjusted EBITDA of $446.1 million and an Adjusted EBITDA margin of 9.2% in the prior year.
The improvement in our financial performance for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was principally attributable to the increase in revenue in our Critical Illness Recovery Hospital and Rehabilitation Hospital segments, as discussed below under “Revenue.”
Revenue
Critical Illness Recovery Hospital Segment. Revenue increased 6.3% to $2,444.2 million for the year ended December 31, 2024, compared to $2,299.8 million for the year ended December 31, 2023. The increase was attributable to revenue per patient day, which increased 5.3% to $2,177 for the year ended December 31, 2024, compared to $2,067 for the year ended December 31, 2023. Our patient days increased 0.9% to 1,118,757 for the year ended December 31, 2024, compared to 1,108,492 patient days for the year ended December 31, 2023. Occupancy in our critical illness recovery hospitals was 68% for the years ended December 31, 2024 and 2023.
Rehabilitation Hospital Segment. Revenue increased 13.4% to $1,110.6 million for the year ended December 31, 2024, compared to $979.6 million for the year ended December 31, 2023. Our revenue per patient day increased 5.8% to $2,134 for the year ended December 31, 2024, compared to $2,017 for the year ended December 31, 2023. Our patient days increased 5.5% to 470,594 days for the year ended December 31, 2024, compared to 446,145 days for the year ended December 31, 2023. Occupancy in our rehabilitation hospitals was 84% for the year ended December 31, 2024, compared to 85% for the year ended December 31, 2023.
Outpatient Rehabilitation Segment. Revenue increased 5.2% to $1,250.3 million for the year ended December 31, 2024, compared to $1,188.9 million for the year ended December 31, 2023. The increase was principally attributable to patient visits, which increased 4.6% to 11,147,920 for the year ended December 31, 2024, compared to 10,657,558 visits for the year ended December 31, 2023. Our revenue per visit increased 1.0% to $101 for the year ended December 31, 2024, compared to $100 for the year ended December 31, 2023.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,779.3 million, or 92.2% of revenue, for the year ended December 31, 2024, compared to $4,424.6 million, or 91.7% of revenue, for the year ended December 31, 2023. Our cost of services, a major component of which is labor expense, was $4,553.5 million, or 87.8% of revenue, for the year ended December 31, 2024, compared to $4,254.4 million, or 88.2% of revenue, for the year ended December 31, 2023. General and administrative expenses were $225.9 million, or 4.4% of revenue, for the year ended December 31, 2024, compared to $170.2 million, or 3.5% of revenue, for the year ended December 31, 2023. The increase in general and administrative expenses relative to our revenue was principally attributable to the accelerated recognition of $33.4 million of stock compensation expense recognized as a result of modifications to the restricted stock awards, as described in Note 17 - Stock-based Compensation.
Other Operating Income
For the year ended December 31, 2024, we had other operating income of $3.4 million, compared to $1.5 million for the year ended December 31, 2023.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment. Adjusted EBITDA increased 22.6% to $301.6 million for the year ended December 31, 2024, compared to $246.0 million for the year ended December 31, 2023. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 12.3% for the year ended December 31, 2024, compared to 10.7% for the year ended December 31, 2023. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the year ended December 31, 2024, as compared to the year ended December 31, 2023, were principally attributable an increase in net revenue.
Rehabilitation Hospital Segment. Adjusted EBITDA increased 10.8% to $245.7 million for the year ended December 31, 2024, compared to $221.9 million for the year ended December 31, 2023. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 22.1% for the year ended December 31, 2024, compared to 22.6% for the year ended December 31, 2023. The increase in Adjusted EBITDA was principally due to an increase in revenue.

Outpatient Rehabilitation Segment. Adjusted EBITDA was $108.6 million for the year ended December 31, 2024, compared to $111.9 million for the year ended December 31, 2023. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 8.7% for the year ended December 31, 2024, compared to 9.4% for the year ended December 31, 2023. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin for the year ended December 31, 2024, as compared to the year ended December 31, 2023, were principally attributable to higher labor costs, partially offset by an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $142.9 million for the year ended December 31, 2024, compared to $135.7 million for the year ended December 31, 2023.
Income from Continuing Operations before Other Income and Expense
For the year ended December 31, 2024, we had income from operations from continuing operations before other income and expense of $268.3 million, compared to $267.2 million for the year ended December 31, 2023.
Loss on Early Retirement of Debt
For the year ended December 31, 2024, we had a loss on early retirement of debt of $28.8 million related to the prepayment on our term loan, the amendments to the Select credit agreement, and the refinancing of our senior notes, as described in Note 12 - Long-Term Debt and Notes Payable. For the year ended December 31, 2023, we had a loss on early retirement of debt of $14.7 million related to an amendment to the Select credit agreement.
Equity in Earnings of Unconsolidated Subsidiaries
For the year ended December 31, 2024, we had equity in earnings of unconsolidated subsidiaries of $63.9 million, compared to $41.3 million for the year ended December 31, 2023. The increase in equity in earnings of unconsolidated subsidiaries is principally due to a gain of $14.6 million recognized upon gaining a controlling financial interest in a previously unconsolidated entity. Additionally, we had improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Interest expense was $128.6 million for the year ended December 31, 2024, compared to $154.2 million for the year ended December 31, 2023. The decrease in interest expense was principally due to the reduction in total debt as a result of the financing transactions, as described in Note 12. Long-Term Debt and Notes Payable.
Income Tax Expense from Continuing Operations
We recorded income tax expense of $44.8 million for the year ended December 31, 2024, which represented an effective tax rate of 25.6%. We recorded income tax expense of $29.3 million for the year ended December 31, 2023, which represented an effective tax rate of 20.9%. For the year ended December 31, 2024, the higher effective tax rate primarily resulted from a limitation on deductibility of officer’s compensation associated with the restricted stock award modifications as described in Note 17 - Stock-based Compensation. Additionally, our effective tax rate for the year ended December 31, 2023 was lower partially due to a reduction in the state tax rates used in evaluating our net deferred tax liabilities.
Refer to Note 18 – Income Taxes of the notes to our consolidated financial statements included herein for the reconciliations of the statutory federal income tax rate to our effective income rate for the years ended December 31, 2024 and 2023.
Income from Discontinued Operations, Net of Tax
For the year ended December 31, 2024, we had income from discontinued operations, net of tax, of $166.7 million, compared to $189.3 million for the year ended December 31, 2023. Discontinued operations for both periods represent the operations of Concentra. The common stock of Concentra was distributed to Select stockholders on November 25, 2024, as discussed in “Overview.” The decrease in income from discontinued operations, net of tax, was primarily due to the $16.3 million of transaction costs included within discontinued operations, as discussed in Note 2 - Acquisitions and Dispositions.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For the year ended December 31, 2023, we had revenue of $4,826.0 million and income from continuing operations before other income and expense of $267.2 million, as compared to revenue of $4,609.2 million and income from continuing operations before other income and expense of $144.8 million for the year ended December 31, 2022. For the year ended December 31, 2023, Adjusted EBITDA was $446.1 million, with an Adjusted EBITDA margin of 9.2%, as compared to Adjusted EBITDA of $312.5 million and an Adjusted EBITDA margin of 6.8% in the prior year.
A significant contributor to the improvement in our financial performance for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was a decrease in labor costs and an increase in revenue in our critical illness recovery hospital segment, as the investments we made in recruitment, hiring, and retention of full-time staff in 2022 resulted in a significant decrease in contract labor utilization in 2023. Additionally, reduced demand in the marketplace resulted in lower contract labor rates, which further contributed to the decrease in total contract labor costs. We believe the ratio of personnel expense to net revenue for the critical illness recovery hospital segment for the year ended December 31, 2023, is indicative of a more stabilized labor environment. Revenue, Adjusted EBITDA, and Adjusted EBITDA margin increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, in each of our other operating segments. Other operating income during the year ended December 31, 2023, was $1.5 million. Other operating income during the year ended December 31, 2022, was $28.5 million, principally related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Revenue
Critical Illness Recovery Hospital Segment. Revenue increased 2.9% to $2,299.8 million for the year ended December 31, 2023, compared to $2,234.1 million for the year ended December 31, 2022. The increase was attributable to revenue per patient day, which increased 4.8% to $2,067 for the year ended December 31, 2023, compared to $1,973 for the year ended December 31, 2022. Our patient days were 1,108,492 for the year ended December 31, 2023, compared to 1,127,911 patient days for the year ended December 31, 2022. Occupancy in our critical illness recovery hospitals was 68% for the year ended December 31, 2023, compared to 69% for the year ended December 31, 2022.
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
Outpatient Rehabilitation Segment. Revenue increased 5.7% to $1,188.9 million for the year ended December 31, 2023, compared to $1,125.3 million for the year ended December 31, 2022. The increase was attributable to patient visits, which increased 11.3% to 10,657,558 for the year ended December 31, 2023, compared to 9,573,980 visits for the year ended December 31, 2022. Our revenue per visit was $100 for the year ended December 31, 2023, compared to $103 for the year ended December 31, 2022, principally attributable to a decrease in Medicare reimbursement, changes in payor mix, and an increase in variable discounts.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,424.6 million, or 91.7% of revenue, for the year ended December 31, 2023, compared to $4,360.7 million, or 94.6% of revenue, for the year ended December 31, 2022. Our cost of services, a major component of which is labor expense, was $4,254.4 million, or 88.2% of revenue, for the year ended December 31, 2023, compared to $4,207.7 million, or 91.3% of revenue, for the year ended December 31, 2022. The decrease in our operating expenses relative to our revenue was principally attributable to the decreased labor costs within our critical illness recovery hospital segment, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $170.2 million, or 3.5% of revenue, for the year ended December 31, 2023, compared to $153.0 million, or 3.3% of revenue, for the year ended December 31, 2022.
Other Operating Income
For the year ended December 31, 2023, we had other operating income of $1.5 million, compared to $28.5 million for the year ended December 31, 2022. The other operating income for the year ended December 31, 2022, is included within the operating results of our other activities, and is principally related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment. Adjusted EBITDA increased 121.0% to $246.0 million for the year ended December 31, 2023, compared to $111.3 million for the year ended December 31, 2022. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 10.7% for the year ended December 31, 2023, compared to 5.0% for the year ended December 31, 2022. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the year ended December 31, 2023, as compared to the year ended December 31, 2022, were attributable to lower labor costs as well as an increase in net revenue. The decrease in labor costs resulted from our efforts in 2022 to hire additional full-time nursing staff, improve retention among our employees, and decrease our reliance on contract labor, as well as the lower contract labor rates attributable to reduced demand in the marketplace. Our total contract labor costs decreased by approximately 62% during the year ended December 31, 2023, as compared to the year ended December 31, 2022, which was driven by an approximate 41% decrease in utilization of contract registered nurses and an approximate 32% decrease in the rate per hour for contract registered nurses.
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
Depreciation and Amortization
Depreciation and amortization expense was $135.7 million for the year ended December 31, 2023, compared to $132.2 million for the year ended December 31, 2022.
Income from Continuing Operations before Other Income and Expense
For the year ended December 31, 2023, we had income from operations of $267.2 million, compared to $144.8 million for the year ended December 31, 2022. The decline in labor costs and increase in revenue experienced within our critical illness recovery hospital segment was the primary cause of the increase in income from operations, as discussed above under “Adjusted EBITDA.” We recognized other operating income of $1.5 million during the year ended December 31, 2023, compared to $28.5 million for the year ended December 31, 2022, as described further under “Other Operating Income.”
Loss on Early Retirement of Debt
For the year ended December 31, 2023, we had a loss on early retirement of debt of $14.7 million related to an amendment to the Select credit agreement, as described in Note 12. Long-Term Debt and Notes Payable.
Equity in Earnings of Unconsolidated Subsidiaries
For the year ended December 31, 2023, we had equity in earnings of unconsolidated subsidiaries of $41.3 million, compared to $28.0 million for the year ended December 31, 2022. The increase in equity in earnings is principally attributable to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Our term loan was subject to an interest rate cap, which limited the variable interest rate index to 1.0% on $2.0 billion of principal outstanding under the term loan. The Term SOFR rate was 5.35% at December 31, 2023, compared to the one-month LIBOR rate of 4.39% at December 31, 2022. The one-month LIBOR rate first exceeded 1.0% in June 2022 and the interest rate cap mitigated our exposure to increases in the one-month LIBOR and Term SOFR rates on the term loan. Interest expense was $154.2 million for the year ended December 31, 2023, compared to $137.5 million for the year ended December 31, 2022. The increase was attributable to higher average outstanding borrowings under our revolving facility during the year ended December 31, 2023, as well as an increase in the variable interest rate to the extent not mitigated by the interest rate cap.

Income Tax Expense from Continuing Operations
We recorded income tax expense of $29.3 million for the year ended December 31, 2023, which represented an effective tax rate of 20.9%. We recorded income tax expense of $16.7 million for the year ended December 31, 2022, which represented an effective tax rate of 47.4%. For the year ended December 31, 2023, the decrease in our effective tax rate was partially due to a reduction in the state tax rates used in evaluating our net deferred tax liabilities. Additionally, our effective tax rate for the year ended December 31, 2022 was higher due to our lower income from continuing operations, the mix of states in which the income was earned, valuation allowances recorded as a result of an inability to recognize net operating losses in future periods and the effect of permanent tax differences.
Refer to Note 18.    Income Taxes of the notes to our consolidated financial statements included herein for the reconciliations of the statutory federal income tax rate to our effective income rate for the years ended December 31, 2023 and 2022.
Income from Discontinued Operations, Net of Tax
For the year ended December 31, 2023, we had income from discontinued operations, net of tax, of $189.3 million, compared to $179.5 million for the year ended December 31, 2022. Discontinued operations for both periods represent the operations of Concentra. The common stock of Concentra was distributed to Select stockholders on November 25, 2024, as discussed in “Overview.” The increase in income from discontinued operations, net of tax, was principally attributable to an increase in revenue for Concentra.

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2022, 2023, and 2024
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	For the Year Ended December 31,
	2022	2023	2024
Cash flows provided by operating activities	$284,825	$582,058	$517,864
Cash flows used in investing activities	(226,339)	(268,477)	(231,011)
Cash flows used in financing activities	(34,890)	(327,481)	(311,165)
Net increase (decrease) in cash and cash equivalents	23,596	(13,900)	(24,312)
Cash and cash equivalents at beginning of period	74,310	97,906	84,006
Cash and cash equivalents at end of period (1)	$97,906	$84,006	$59,694
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
(1) The Company had and $37.7 million and $31.4 million of cash and cash equivalents from discontinued operations at December 31, 2022 and 2023, respectively.
Operating activities provided $517.9 million, $582.1 million, and $284.8 million of cash flows during the years ended December 31, 2024, 2023, and 2022, respectively. The decrease in cash flows from operating activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was principally due to a increase in accounts receivable, which was principally driven by an increase in revenue and an increase in days sales outstanding, and partially offset by an increase in cash flows from operating performance. The increase in cash flows from operating activities for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was principally due to a increase in our operating income and routine changes in net working capital.
Our days sales outstanding was 58 days at December 31, 2024, 60 days at September 30, 2024, 55 days at December 31, 2023, and 58 days at December 31, 2022. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $231.0 million, $268.5 million, and $226.3 million of cash flows for the years ended December 31, 2024, 2023, and 2022, respectively. For the year ended December 31, 2024, the principal uses of cash were $222.2 million for purchases of property, equipment, and other assets, and $13.1 million for investments in and acquisitions of businesses. For the year ended December 31, 2023, the principal uses of cash were $229.2 million for purchases of property and equipment, and other assets, and $39.4 million for investments in and acquisitions of businesses. For the year ended December 31, 2022, the principal uses of cash were $190.4 million for purchases of property, equipment, and other assets, and $44.3 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets and business of $8.3 million.
Financing activities used $311.2 million of cash flows for the year ended December 31, 2024. The principal uses of cash were net payments of $212.4 million on our term loans, $182.1 million of cash transferred to Concentra upon separation, net payments of $175.0 million under our revolving facility, $64.6 million of dividend payments to common stockholders, $61.2 million of net payments as a result of the payoff of our 6.250% senior notes due 2026, and subsequent issuance of our 6.250% senior notes due 2032, and $60.0 million for distributions to and purchases of non-controlling interests. The cash outflows were partially offset by proceeds from the Concentra IPO of $511.2 million.
Financing activities used $327.5 million of cash flows for the year ended December 31, 2023. The principal use of cash were net payments of $165.0 million under our revolving facility, $63.9 million of dividend payments to common stockholders, and $63.5 million for distributions to and purchases of non-controlling interests.
Financing activities used $34.9 million of cash flows for the year ended December 31, 2022. The principal use of cash were $195.5 million for repurchases of common stock, $64.6 million of dividend payments to common stockholders, and $43.1 million for distributions to and purchases of non-controlling interests. We had net borrowings of $285.0 million under our revolving facility.

Capital Resources
Working capital.  We had net working capital of $42.1 million at December 31, 2024, compared to a net working capital of $9.2 million at December 31, 2023. The change in net working capital was primarily due to an increase in accounts receivable, partially offset by the decrease in net working capital as a result of the distribution of our ownership interest in Concentra.
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
Credit facilities.  On July 26, 2024, the Company entered into Amendment No. 10 to the credit agreement. Amendment No. 10 reduced the revolving credit facility commitments available under the credit agreement from $770.0 million to $550.0 million. Select also made a voluntary prepayment of $1,640.4 million on its term loan and a $300.0 million repayment on its revolving credit facility using the proceeds derived from the Concentra IPO and related debt transactions.
On December 3, 2024, the Company entered into Amendment No. 11 to the credit agreement. Amendment No. 11 established a new incremental term loan in the aggregate amount of $1,050.0 million to replace the existing term loans. The maturity date of the term loan is December 3, 2031. In addition, Amendment No. 11 extended the maturity date of the revolving credit facility to December 3, 2029 and increased the revolving credit facility commitments from $550.0 million to $600.0 million.
At December 31, 2024, Select had outstanding borrowings under its credit facilities consisting of a $1,050.0 million term loan (excluding unamortized original issue discounts and debt issuance costs of $8.3 million) and borrowings of $105.0 million under its revolving facility. At December 31, 2024, Select had $453.3 million of availability under its revolving facility after giving effect to $105.0 million of outstanding borrowings and $41.7 million of outstanding letters of credit.
Each calendar quarter, Select is required to pay each lender a commitment fee in respect of any unused commitments under the revolving facility, which is currently 0.375% per annum and subject to adjustment based on Select’s leverage ratio, as specified in the credit agreement.
As of December 31, 2024, Select’s leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters), which is required to be maintained at less than 7.00 to 1.00 under the terms of the revolving facility, was 3.18 to 1.00.
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
6.250% senior notes. On December 3, 2024, Select issued and sold $550.0 million aggregate principal amount of 6.250% senior notes due December 1, 2032. Select used the net proceeds of the 6.250% senior notes due 2032, together with the proceeds from the incremental term loan borrowings (as described above) and cash on hand, to redeem in full the $1,225.0 million of senior notes due 2026 and pay related fees and expenses associated with the financing.
At December 31, 2024, Select had $550.0 million of 6.250% senior notes outstanding (excluding debt issuance costs of $10.6 million).
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

Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2025, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the year ended December 31, 2024, Holdings did not repurchase shares under the program. Since the inception of the program through December 31, 2024, Holdings has repurchased 48,234,823 shares at a cost of approximately $600.3 million, or $12.45 per share, which includes transaction costs. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of December 31, 2024, we had cash and cash equivalents of $59.7 million and $453.3 million of availability under our revolving facility, after giving effect to $105.0 million of outstanding borrowings and $41.7 million of outstanding letters of credit.
Our material cash requirements from known contractual and other obligations include:
i.Debt payments, including finance lease payments – Our expected principal payments total $1,731.3 million, with $20.3 million payable within the next twelve months. Refer to Note 12 – Long-Term Debt and Notes Payable of the notes to our consolidated financial statements included herein for additional information.
ii.Interest payments – Our expected interest payments on the 6.250% senior notes, term loan, and revolving facility total $763.7 million, with $111.6 million payable within the next twelve months. Interest payments for the 6.250% senior notes were calculated using the stated interest rate. Interest payments for the term loan and revolving facility were calculated using interest rates of 6.5% and 8.7%, respectively.
iii.Operating lease payments – Our expected operating lease payments total $1,374.2 million, with $235.5 million payable within the next twelve months. Refer to Note 4 – Leases of the notes to our consolidated financial statements included herein for additional information.
iv.Purchase, construction, and other commitments – Our expected payments related to purchase, construction, and other obligations total $282.8 million, with $237.7 million payable within the next twelve months. Our purchase obligations primarily relate to software licensing and support agreements which specify all significant contractual terms and are legally binding and enforceable. Our construction commitments are described further in Note 20 – Commitments and Contingencies.
v.Insurance liabilities – Our expected payments related to our insurance liabilities, including those for workers’ compensation and professional malpractice liabilities, total $141.6 million, with $69.3 million payable within the next twelve months. The amounts payable within the next twelve months are recorded in accrued other in the consolidated balance sheet as of December 31, 2024. The remaining amounts are recorded in other non-current liabilities.
vi.Other current liabilities recorded in the consolidated balance sheet as of December 31, 2024, such as accounts payable and accrued expenses, which are not specifically identified above.
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

Dividend
On February 13, 2024, May 1, 2024, July 31, 2024, and October 30, 2024, our Board of Directors declared a cash dividend of $0.125 per share. On March 13, 2024, May 30, 2024, August 30, 2024, and November 26, 2024, cash dividends totaling $16.0 million, $16.3 million, $16.2 million, and $16.1 million were paid.
On February 13, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about March 13, 2025, to stockholders of record as of the close of business on March 3, 2025.
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
As of December 31, 2024, Select had outstanding borrowings under its credit facilities consisting of a $1,050.0 million term loan (excluding unamortized original issue discount and debt issuance costs of $8.3 million) and $105.0 million of borrowings under its revolving facility. As of December 31, 2024, a 0.25% change in market interest rates would impact the interest expense on our variable rate debt by approximately $2.9 million per year.
Item 8.   Financial Statements and Supplementary Data.
See Consolidated Financial Statements and Notes thereto commencing at Page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2024, to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO,” as of December 31, 2024. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2024, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
On December 4, 2024, David Chernow, the Company’s Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 225,000 shares of common stock. Mr. Chernow’s plan will expire on December 31, 2025, subject to early termination in accordance with the terms of the plan.
On December 5, 2024, Robert Ortenzio, the Company’s Executive Chairman and Co-Founder, and Robert A Ortenzio Descendants Trust DTD 12/23/2002, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 600,000 shares of common stock for Robert Ortenzio, and of up to 125,000 shares for Robert A. Ortenzio Descendants Trust DTD 12/23/2002. Mr. Ortenzio’s plan will expire on March 14, 2026, subject to early termination in accordance with the terms of the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance—Committees of the Board of Directors” and “Election of Directors—Directors and Nominees” in the Company’s definitive proxy statement for use in connection with the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2024. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this annual report on Form 10-K under Item 1 of Part I as permitted by the Instruction to Item 401 of Regulation S-K.
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
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2020 Equity Incentive Plan	—	—	4,266,900
Equity compensation plans not approved by security holders	—	—	—
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

4.1
Description of Registrant’s Securities, incorporated herein by reference to Exhibit 4.3 of Select Medical Holdings Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 2019, filed on February 20, 2020 (Reg. No. 001-34465).

4.2
Indenture, dated as of December 3, 2024, by and among Select Medical Corporation, the guarantors named therein and U.S.Bank Trust Company, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation on December 4, 2024 (Reg. No. 001-34465).

4.3
Forms of 6.250% Senior Notes due 2032, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation on December 4, 2024 (Reg. No. 001-34465).

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

10.5
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

10.9
Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.10
Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

Number	Description
10.11
Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).

10.12
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

10.15
Second Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates III LP and Select Medical Corporation, incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).

10.16
Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).

10.17
First Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates IV LP and Select Medical Corporation, incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).

10.18
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).

10.19
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates II, LP, incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).

10.20
Amendment No. 6 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.96 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.21
Third Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.100 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.22
Third Amendment to Change of Control Agreement between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.103 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.23
Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.24
Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).

10.25
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.26
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.27
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

Number	Description
10.28
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.29
Office Lease Agreement, dated October 30, 2014, between Century Park Investments, L.P. and Select Medical Corporation, incorporated herein by reference to Exhibit 10.80 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.30
First Amendment to Lease Agreement, dated February 24, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.82 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 26, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.31
Second Amendment to the Lease Agreement, dated June 1, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 4, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.32
Third Amendment to the Lease Agreement, dated September 19, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.33
Office Lease Agreement, dated October 28, 2016, between Select Medical Corporation and Old Gettysburg Associates V, L.P., incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.34
First Amendment to the Lease Agreement, dated November 15, 2016, between Old Gettysburg Associates and Select Medical Corporation, incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 23, 2017 (Reg. Nos. 001-34465 and 001-31441).

10.35
Select Medical Holdings Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 3, 2016 (Reg. No. 001-34465).

10.36
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.77 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 23, 2017 (Reg. Nos. 001-34465 and 001-31441).

10.37
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

10.38
Change of Control Agreement, dated February 16, 2017, between Select Medical Corporation and John A. Saich, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed May 4, 2017 (Reg. Nos. 001- 34465 and 001-31441).

10.39
Second Amendment to Lease Agreement, dated as of May 30, 2017, between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 3, 2017 (Reg. Nos. 001-34465 and 001-31441).

10.40
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

10.41
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

Number	Description
10.42
Office Lease Agreement, dated as of October 24, 2018, between 207 Associates and Independence Avenue Investments, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 21, 2019 (Reg. Nos. 001-34465 and 001-31441).

10.43
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

10.44
First Lien Term Loan Credit Agreement, dated December 10, 2019, by and among Select Medical Corporation, Concentra Inc. and Concentra Holdings, Inc., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed December 11, 2019 (Reg. No. 001-34465).

10.45
Select Medical Holdings Corporation 2020 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 4, 2020 (Reg. No. 001-34465).

10.46
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2020 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 25, 2021 (Reg. No. 001-34465).

10.47
First Amendment to Lease Agreement, dated as of April 24, 2020, between 225 Grandview Investors, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on July 30, 2020 (Reg. No. 001-34465).

10.48
Third Addendum to Lease Agreement, dated as of May 5, 2020, between Old Gettysburg Associates III, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on July 30, 2020 (Reg. No. 001-34465).

10.49
Change of Control Agreement, dated February 18, 2021, between Select Medical Corporation and Thomas P. Mullin, incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 25, 2021 (Reg. No. 001-34465).

10.50
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

10.51
First Addendum to Lease Agreement, dated as of July 21, 2021, between Old Gettysburg Associates V, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.52
Letter Agreement, dated August 6, 2021, between Robert A. Ortenzio and Select Medical Corporation, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.53
First Amendment to Lease Agreement, dated as of August 9, 2021, between Century Park Investments, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.54
Fourth Amendment to Lease Agreement, dated as of December 28, 2021, between Old Gettysburg Associates II, LP and Select Medical Corporation incorporated herein by reference to Exhibit 10.81 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 24, 2022 (Reg. No. 001-34465).

10.55
Second Addendum to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates IV LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.69 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.56
Third Amendment to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates and Select Medical Corporation, incorporated herein by reference to Exhibit 10.70 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.57
Fifth Amendment to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.58
Fourth Addendum to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates III, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.72 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

Number	Description
10.59
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

10.60
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

10.61
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

10.62
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

10.63
Offer Letter, by and between Select and Christopher S. Weigl, dated April 22, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 1, 2023 (Reg. No. 001-34465).

10.64
Change of Control Agreement, dated as of November 6, 2023, between Select Medical Corporation and Michael F. Malatesta, incorporated herein by reference to Exhibit 10.73 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 22, 2024 (Reg No. 001-34465).

10.65
Amendment No. 1, dated April 25, 2024, to the Select Medical Holdings Corporation 2020 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 4, 2020 (Reg. No. 001-34465).

10.66
Separation Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on August 1, 2024 (Reg. No. 001-34465).

10.67
Tax Matters Agreement, dated July 26, 2024, by and between Select Medical Holdings Corporation and Concentra Group Holdings Parent, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on August 1, 2024 (Reg. No. 001-34465).

10.68
Employee Matters Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc., incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed on August 1, 2024 (Reg. No. 001-34465).

10.69
Transition Services Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc., incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed on August 1, 2024 (Reg. No. 001-34465).

10.70
Amendment No, 10, dated July 26, 2024, to the Credit Agreement, dated March 6, 2017, by and among Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2 dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, Amendment No. 5, dated as of June 2, 2021, Amendment No. 6, dated as of February 21, 2023, Amendment No. 7, dated as of May 31, 2023 and Amendment No. 8, dated as of July 31, 2023, and Amendment No. 9, dated as of August 31, 2023 incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed on August 1, 2024 (Reg. No. 001-34465).

Number	Description
10.71
Amendment No, 11, dated December 3, 2024, to the Credit Agreement, dated March 6, 2017, by and among Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2 dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019, Amendment No. 4, dated as of December 10, 2019, Amendment No. 5, dated as of June 2, 2021, Amendment No. 6, dated as of February 21, 2023, Amendment No. 7, dated as of May 31, 2023 and Amendment No. 8, dated as of July 31, 2023, and Amendment No. 9, dated as of August 31, 2023 and Amendment No. 10, dated as of July 26, 2024, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on August 1, 2024 (Reg. No. 001-34465).

19.1	Select Medical Holdings Corporation Insider Trading Policy
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Select Medical Holdings Corporation Compensation Recovery Policy, incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 22, 2024 (Reg No. 001-34465).

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

Date: February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 20, 2025.

/s/ ROBERT A. ORTENZIO Robert A. Ortenzio Director, Executive Chairman and Co-Founder	/s/ DAVID S. CHERNOW David S. Chernow Director, Chief Executive Officer (principal executive officer)
/s/ MICHAEL F. MALATESTA Michael F. Malatesta Executive Vice President, Chief Financial Officer (principal financial officer)	/s/ CHRISTOPHER S. WEIGL Christopher S. Weigl Senior Vice President, Controller & Chief Accounting Officer (principal accounting officer)
/s/ RUSSELL L. CARSON Russell L. Carson Director	/s/ WILLIAM H. FRIST, M.D. William H. Frist, M.D. Director
/s/ JAMES S. ELY III James S. Ely III Director	/s/ DANIEL J. THOMAS Daniel J. Thomas Director
/s/ THOMAS A. SCULLY Thomas A. Scully Director	/s/ KATHERINE R. DAVISSON Katherine R. Davisson Director
/s/ MARILYN B. TAVENNER Marilyn B. Tavenner Director	/s/ PARVINDERJIT S. KHANUJA Parvinderjit S. Khanuja Director

SELECT MEDICAL HOLDINGS CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Select Medical Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Select Medical Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equity and income and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(ii) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of patient accounts receivable
As described in Note 1 to the consolidated financial statements, substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by federal and state governmental authorities, managed care health plans, commercial insurance companies, workers’ compensation programs, and employer-directed programs. As of December 31, 2024, accounts receivable of the Company totaled approximately $821.4 million. As disclosed by management, accounts receivable is reported at an amount equal to the amount management expects to collect for providing healthcare services to its patients. This amount is inclusive of management’s estimate of factors such as implicit discounts and other adjustments, which are estimated using historical experience.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of patient accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate patient accounts receivable. These procedures also included, among others: (i) evaluating management’s process for developing its estimate of patient accounts receivable; (ii) testing the completeness, accuracy, and relevance of the underlying data used to estimate patient accounts receivable, including historical billing and reimbursement data; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which management expects to collect by comparing actual cash receipts related to patient accounts receivable balances which existed as of the prior period balance sheet date; and (iv) for the Outpatient Rehabilitation segment, developing an independent expectation of the net accounts receivable balance. Developing an independent expectation involved calculating the percentage of cash collections as compared to the corresponding revenue transactions either throughout the year or as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2024, and comparing the calculated balance to management’s estimate of the Outpatient Rehabilitation net accounts receivable balance.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 20, 2025
We have served as the Company’s auditor since 2005.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$52,632	$59,694
Accounts receivable	724,141	821,385
Prepaid income taxes	14,747	26,601
Current portion of interest rate cap contract	58,962	—
Current assets of discontinued operations	291,064	—
Other current assets	116,100	112,097
Total Current Assets	1,257,646	1,019,777
Operating lease right-of-use assets	790,764	908,095
Property and equipment, net	845,191	872,185
Goodwill	2,283,425	2,331,898
Identifiable intangible assets, net	105,147	103,183
Non-current assets of discontinued operations	2,039,142	—
Other assets	368,316	372,813
Total Assets	$7,689,631	$5,607,951
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$30,274	$25,803
Current operating lease liabilities	172,454	179,601
Current portion of long-term debt and notes payable	68,874	20,269
Accounts payable	153,899	142,157
Accrued and other liabilities	551,684	609,821
Current liabilities of discontinued operations	271,280	—
Total Current Liabilities	1,248,465	977,651
Non-current operating lease liabilities	668,557	787,124
Long-term debt, net of current portion	3,584,384	1,691,546
Non-current deferred tax liability	119,942	81,497
Non-current liabilities of discontinued operations	411,487	—
Other non-current liabilities	82,781	73,038
Total Liabilities	6,115,616	3,610,856
Commitments and contingencies (Note 20)
Redeemable non-controlling interests	26,297	10,167
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 128,369,492 and 128,962,850 shares issued and outstanding at 2023 and 2024, respectively	128	129
Capital in excess of par	493,413	911,080
Retained earnings	751,856	770,146
Accumulated other comprehensive income	42,907	—
Total Stockholders’ Equity	1,288,304	1,681,355
Non-controlling interests	259,414	305,573
Total Equity	1,547,718	1,986,928
Total Liabilities and Equity	$7,689,631	$5,607,951

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2023		2024
Revenue	$4,609,179	$4,825,977		$5,187,105
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	4,207,686	4,254,369		4,553,461
General and administrative	153,035	170,193		225,869
Depreciation and amortization	132,158	135,691		142,866
Total costs and expenses	4,492,879	4,560,253		4,922,196
Other operating income	28,454	1,518		3,406
Income from continuing operations before other income and expense	144,754	267,242		268,315
Other income and expense:
Loss on early retirement of debt	—	(14,692)		(28,845)
Equity in earnings of unconsolidated subsidiaries	27,984	41,339		63,904
Interest expense	(137,470)	(154,165)		(128,605)
Income from continuing operations before income taxes	35,268	139,724		174,769
Income tax expense from continuing operations	16,723	29,253		44,782
Income from continuing operations, net of tax	18,545	110,471		129,987
Discontinued operations:
Income from discontinued business	225,311	242,632		223,414
Income tax expense from discontinued business	45,830	53,372		56,697
Income from discontinued operations, net of tax	179,481	189,260		166,717
Net income	198,026	299,731		296,704
Less: Net income attributable to non-controlling interests	39,032	56,240		82,666
Net income attributable to Select Medical Holdings Corporation	$158,994	$243,491		$214,038
Net income attributable to Select Medical Holdings Corporation’s common stockholders:
Income (loss) from continuing operations, net of tax	$(14,971)	$59,027		$65,473
Income from discontinued operations, net of tax	173,965	184,464		148,565
Net income attributable to Select Medical Holdings Corporation’s common stockholders	$158,994	$243,491		$214,038
Earnings (loss) per common share (Note 19):
Continuing operations - basic and diluted	$(0.12)	$0.46		$0.51
Discontinued operations - basic and diluted	1.35	1.44		1.15
Total earnings per common share - basic and diluted	$1.23	$1.91	(a)	$1.66
______________________________________________________________________________
(a)    Does not total due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2022	2023	2024
Net income	$198,026	$299,731	$296,704
Other comprehensive income (loss), net of tax:
Gain on interest rate cap contract	90,730	15,783	5,723
Reclassification adjustment for gains included in net income	(14,410)	(61,478)	(48,630)
Net change, net of tax (expense) benefit of $(24,658), $(15,202) and $13,550	76,320	(45,695)	(42,907)
Comprehensive income	274,346	254,036	253,797
Less: Comprehensive income attributable to non-controlling interests	39,032	56,240	82,666
Comprehensive income attributable to Select Medical Holdings Corporation	$235,314	$197,796	$171,131

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Changes in Equity and Income
(in thousands)

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902
Net income attributable to Select Medical Holdings Corporation				158,994		158,994		158,994
Net income attributable to non-controlling interests						—	31,460	31,460
Cash dividends declared for common stockholders ($0.50 per share)				(64,589)		(64,589)		(64,589)
Issuance of restricted stock	1,642	1	(1)			—		—
Forfeitures of unvested restricted stock	(98)	0	0	64		64		64
Vesting of restricted stock			35,550			35,550		35,550
Repurchase of common shares	(8,255)	(8)	(87,838)	(107,682)		(195,528)		(195,528)
Issuance of non-controlling interests			665			665	9,505	10,170
Non-controlling interests acquired in business combination, measurement period adjustment						—	12,463	12,463
Distributions to and purchases of non-controlling interests			(507)	(2,450)		(2,957)	(34,707)	(37,664)
Redemption value adjustment on non-controlling interests				3,385		3,385		3,385
Other comprehensive income					76,320	76,320		76,320
Other				37		37		37
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564
Net income attributable to Select Medical Holdings Corporation				243,491		243,491		243,491
Net income attributable to non-controlling interests						—	48,153	48,153
Cash dividends declared for common stockholders ($0.50 per share)				(63,904)		(63,904)		(63,904)
Issuance of restricted stock	1,651	1	(1)			—		—
Forfeitures of unvested restricted stock	(12)	0	0	12		12		12
Vesting of restricted stock			43,619			43,619		43,619
Repurchase of common shares	(443)	0	(5,184)	(7,575)		(12,759)		(12,759)
Issuance of non-controlling interests			1,870			1,870	21,181	23,051
Non-controlling interests acquired in business combination						—	9,007	9,007
Distributions to and purchases of non-controlling interests			927	(2,672)		(1,745)	(53,569)	(55,314)
Redemption value adjustment on non-controlling interests				1,527		1,527		1,527
Other comprehensive loss					(45,695)	(45,695)		(45,695)
Other			(1)	(33)		(34)		(34)
Balance at December 31, 2023	128,369	$128	$493,413	$751,856	$42,907	$1,288,304	$259,414	$1,547,718
Net income attributable to Select Medical Holdings Corporation				214,038		214,038		214,038
Net income attributable to non-controlling interests						—	73,264	73,264
Cash dividends declared for common stockholders ($0.50 per share)				(64,617)		(64,617)		(64,617)
Issuance of restricted stock	1,728	2	(2)			—		—
Forfeitures of unvested restricted stock	(69)	0	0	71		71		71
Vesting of restricted stock			100,599			100,599		100,599
Repurchase of common shares	(1,065)	(1)	(18,176)	(19,728)		(37,905)		(37,905)
Issuance of non-controlling interests						—	27,200	27,200
Non-controlling interests acquired in business combination						—	13,009	13,009
Distributions to and purchases of non-controlling interests			394			394	(50,670)	(50,276)
Redemption value adjustment on non-controlling interests				(1,947)		(1,947)		(1,947)
Concentra Separation and Distribution			334,852	(109,656)		225,196	(16,644)	208,552
Other comprehensive loss					(42,907)	(42,907)		(42,907)
Other				129		129		129
Balance at December 31, 2024	128,963	$129	$911,080	$770,146	$—	$1,681,355	$305,573	$1,986,928
The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022	2023	2024
Operating activities
Net income	$198,026	$299,731	$296,704
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	21,911	23,417	39,178
Depreciation and amortization	205,825	208,742	203,894
Provision for expected credit losses	174	1,030	4,279
Equity in earnings of unconsolidated subsidiaries	(26,407)	(40,813)	(60,228)
Loss on extinguishment of debt	—	175	19,038
Gain on sale of assets and businesses	(2,714)	(57)	(1,063)
Stock compensation expense	37,755	43,809	100,670
Amortization of debt discount, premium and issuance costs	2,272	2,647	2,963
Deferred income taxes	7,521	(16,119)	(32,434)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(52,183)	1,156	(95,845)
Other current assets	(4,866)	(29,374)	18,072
Other assets	16,491	10,031	12,933
Accounts payable	(48,042)	(6,412)	(16,789)
Accrued expenses	12,852	84,095	26,492
Government advances	(83,790)	—	—
Net cash provided by operating activities	284,825	582,058	517,864
Investing activities
Business combinations, net of cash acquired	(26,987)	(29,567)	(13,097)
Purchases of property, equipment, and other assets	(190,372)	(229,200)	(222,177)
Investment in businesses	(17,323)	(9,873)	—
Proceeds from sale of assets and businesses	8,343	163	4,263
Net cash used in investing activities	(226,339)	(268,477)	(231,011)
Financing activities
Borrowings on revolving facilities	1,120,000	905,000	1,240,000
Payments on revolving facilities	(835,000)	(1,070,000)	(1,415,000)
Proceeds from term loans, net of issuance costs	—	2,092,232	1,880,052
Payments on term loans	—	(2,113,952)	(2,092,485)
Payment on senior notes, including call premium	—	—	(1,237,764)
Proceeds from senior notes, net of issuance costs	—	—	1,176,598
Borrowings of other debt	25,666	31,399	24,892
Principal payments on other debt	(35,594)	(46,946)	(65,280)
Dividends paid to common stockholders	(64,589)	(63,904)	(64,617)
Repurchase of common stock	(195,528)	(12,759)	(37,905)
Decrease in overdrafts	(10,392)	(1,687)	(4,471)
Proceeds from issuance of non-controlling interests	9,530	22,935	15,713
Distributions to and purchases of non-controlling interests	(43,107)	(63,531)	(60,001)
Purchase of membership interests of Concentra Group Holdings Parent	(5,876)	(6,268)	—
Proceeds from Concentra initial public offering	—	—	511,198
Cash transferred to Concentra at separation	—	—	(182,095)
Net cash used in financing activities	(34,890)	(327,481)	(311,165)
Net increase (decrease) in cash and cash equivalents	23,596	(13,900)	(24,312)
Cash and cash equivalents at beginning of period	74,310	97,906	84,006
Cash and cash equivalents at end of period	$97,906	$84,006	$59,694
Supplemental information:
Cash paid for interest, excluding amounts received of $19,584, $82,818, and $68,069 under the interest rate cap contract for the years ended December 31, 2022, 2023 and 2024, respectively.	$183,453	$272,261	$256,229
Cash paid for taxes	32,290	88,510	133,187
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$51,529	$18,403	$21,784

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
The Company is, based on number of facilities, one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of December 31, 2024, the Company had operations in 40 states and the District of Columbia. As of December 31, 2024, the Company operated 104 critical illness recovery hospitals, 35 rehabilitation hospitals, and 1,914 outpatient rehabilitation clinics.
On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra to its stockholders. Holders of the Company’s common stock received 0.806971 shares of Concentra common stock for each outstanding share of the Company’s common stock they owned as of November 18, 2024 (the “Record Date”). Following the completion of the distribution, the Company no longer owns any shares of Concentra common stock. The historical results of Concentra (which previously represented the Concentra business segment) are reflected as discontinued operations in the Company’s Consolidated Financial Statements through the date of the distribution (see Note 2, Acquisitions and Dispositions for additional details). Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to the Company’s continuing operations.
The Company operates through three business segments: the critical illness recovery hospital segment, the rehabilitation hospital segment, and the outpatient rehabilitation segment. The Company’s critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and the rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to the Company’s critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. The Company’s outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services.
Recent Accounting Guidance Not Yet Adopted
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
Expense Disaggregation
In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2024-03 will have on the disclosures in our consolidated financial statements.
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
The Company adopted this ASU using the retrospective method of transition in this Form 10-K, resulting in updates to Note 15. Segment Information.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
Variable Interest Entities
Certain states prohibit the “corporate practice of medicine,” which restricts the Company from owning medical practices which directly employ physicians and from exercising control over medical decisions by physicians. In these states, the Company enters into long-term management agreements with medical practices that are owned by licensed physicians which, in turn, employ or contract with physicians who provide professional medical services in certain of its clinics. The agreements provide for the Company to direct the transfer of ownership of the medical practices to new licensed physicians at any time. Based on the provisions of the management agreements, the medical practices are variable interest entities for which the Company is the primary beneficiary. As of December 31, 2023 and 2024, the net assets of the Company’s variable interest entities, excluding intercompany obligations eliminated in consolidation, were $6.2 million and $7.2 million, respectively.
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
The Company applies the treasury stock method when computing diluted EPS.
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
At December 31, 2024, the Company’s other indefinite-lived intangible assets consist of trademarks, certificates of need, and accreditations. To determine the fair values of its trademarks, the Company uses a relief from royalty income approach. For the Company’s certificates of need and accreditations, the Company performs qualitative assessments. As part of these assessments, the Company evaluates the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying values, the Company will then perform a quantitative impairment assessment.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
The Company’s most recent impairment assessments were completed as of October 1, 2024. The Company did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets.
Finite-lived intangible assets
Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are consumed or otherwise depleted. If such a pattern cannot be reliably determined, finite-lived intangible assets are amortized on a straight-line basis over their estimated lives. The Company’s finite-lived intangible assets consist of non-compete agreements, which are amortized over the terms specified by the non-compete agreements. The estimated life of the Company’s non-compete agreements are 1 – 15 years.
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
The Company’s principal revenue source comes from providing healthcare services to patients. For patients treated within the Company’s outpatient rehabilitation clinics, performance obligations are generally satisfied upon completion of the patient’s visit. For patients treated within the Company’s critical illness recovery and rehabilitation hospitals, the Company’s performance obligation is satisfied over the duration of the patient’s stay. As such, the Company recognizes revenue over the patient’s stay in amounts which are commensurate with the level of services provided to the patient. Any differences between the Company’s estimates of the transaction price, which may be impacted by various factors as described further below, and the payment received upon a patient’s discharge would be recognized as revenue in the period in which this change becomes known; such adjustments are not significant. The Company has an obligation to continue delivering treatment to patients admitted in the Company’s critical illness recovery and rehabilitation hospitals at the end of each reporting period. These performance obligations are typically satisfied in the subsequent month following the reporting period. The Company has elected the optional exemption which allows for the exclusion of disclosures regarding the transaction price allocated to unsatisfied performance obligations of contracts with a duration of less than one year.

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
2.     Acquisitions and Dispositions
Dispositions
On July 26, 2024, Concentra Group Holdings Parent (“Concentra”), a then wholly-owned subsidiary of Select, completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of Concentra’s common stock for net proceeds of $16.7 million after deducting discounts and commission of $1.0 million. Concentra shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024. In connection with the IPO, Concentra Health Services, Inc. (“CHSI”), a wholly-owned subsidiary of Concentra, entered into a senior secured credit agreement that provides for a $850.0 million term loan and a $400.0 million revolving credit facility. CHSI also issued $650.0 million of 6.875% senior notes.
After the closing of the IPO and underwriters option, Select owned 81.74% of the total outstanding shares of Concentra common stock. On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra to its stockholders. Following the completion of the distribution, the Company no longer owns any shares of Concentra common stock.
In connection with the separation and distribution, the Company and Concentra also entered into several agreements to govern various interim and ongoing relationships between the Company and Concentra, including a transition services agreement (“TSA”), a tax matters agreement and an employee matters agreement. The services under the TSA generally are a continuation of the support services provided by Select to Concentra prior to the IPO. The support services fees provided to Concentra after the distribution were $1.2 million for the year ended December 31, 2024. The income from the support services fees, as well as the cost to provide these services, are included within General and Administrative expense on the Consolidated Statements of Operations. The services under the TSA are expected to terminate no later than 24 months following the Concentra Distribution.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Acquisitions and Dispositions (Continued)
Prior to the distribution, Concentra had historically been a separate reportable segment. Concentra’s balance sheet position as of December 31, 2023 is presented as assets of discontinued operations and liabilities of discontinued operations in the Consolidated Balance Sheet, and is summarized as follows:

December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$31,374
Accounts receivable	216,194
Prepaid income taxes	7,979
Other current assets	35,517
Total current assets of discontinued operations	291,064
Non-current Assets:
Operating lease right-of-use assets	397,852
Property and equipment, net	178,370
Goodwill	1,229,745
Identifiable intangible assets, net	224,769
Other assets	8,406
Total non-current assets of discontinued operations	2,039,142
Total assets of discontinued operations	$2,330,206

LIABILITIES
Current Liabilities:
Current operating lease liabilities	72,946
Current portion of long-term debt and notes payable	1,455
Accounts payable	20,413
Accrued and other liabilities	176,466
Total current liabilities of discontinued operations	271,280
Non-current Liabilities:
Non-current operating lease liabilities	357,310
Long-term debt, net of current portion	3,291
Non-current deferred tax liability	23,364
Other non-current liabilities	27,522
Total non-current liabilities of discontinued operations	411,487
Total liabilities of discontinued operations	$682,767
The results of Concentra are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2022, 2023, and 2024. As a result of the distribution of Concentra, Select recognized transaction related costs of $14.7 million for the year ended December 31, 2024, which are included in Income from discontinued business. Concentra recognized separation transaction costs of $1.6 million for the year ended December 31, 2024, which are included in Income from discontinued business. These costs represent incremental consulting, legal, and audit-related fees incurred in connection with the Company’s separation and distribution of the Concentra segment.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Acquisitions and Dispositions (Continued)
Certain key selected financial information included in Income from discontinued operations, net of tax, for Concentra is as follows:

	For the Year Ended December 31,
	2022	2023	2024
Revenue	$1,724,359	$1,838,081	$1,738,411
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,392,475	1,477,648	1,374,783
General and administrative	—	—	1,620
Depreciation and amortization	73,667	73,051	61,028
Total costs and expenses	1,466,142	1,550,699	1,437,431
Other operating income	312	250	284
Income from operations	258,529	287,632	301,264
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	(1,577)	(526)	(3,676)
Interest expense(1)	(31,641)	(44,474)	(59,513)
Income from discontinued operations before income taxes	225,311	242,632	238,075
Income tax expense	45,830	53,372	56,756
Income from discontinued operations, net of tax	179,481	189,260	181,319
Less: Net income attributable to non-controlling interests	5,516	4,796	18,152
Income from discontinued operations, net of tax, attributable to Select Medical Holdings Corporation’s common stockholders	$173,965	$184,464	$163,167
_______________________________________________________________________________
(1)    For the years ended December 31, 2022, 2023, and 2024, interest expense includes allocated interest expense of $31.1 million, $44.3 million, and $22.0 million, respectively. Interest was allocated in accordance with the terms of an intercompany promissory note in place between the Company and Concentra prior to the separation.
The following is selected financial information included on the Consolidated Statements of Cash Flows for Concentra:

	For the Year Ended December 31,
	2022	2023	2024
Depreciation and amortization	73,667	73,051	61,028
Cash flows from investing activities:
Purchases of property, equipment, and other assets	$45,983	$69,340	$63,269
The following table reconciles the cash and cash equivalents balance at December 31, 2023 between cash and cash equivalents from continuing operations and cash and cash equivalents from discontinued operations. Cash and cash equivalents from discontinued operations is included within Current assets of discontinued operations on the Consolidated Balance Sheet.

December 31, 2023
Cash and cash equivalents from continuing operations	$52,632
Cash and cash equivalents from discontinued operations	31,374
Cash and cash equivalents	$84,006
Acquisitions
During the year ended December 31, 2022, the Company made acquisitions consisting of critical illness recovery hospital and outpatient rehabilitation businesses. The consideration given for these acquired businesses consisted principally of $17.3 million of cash. The Company allocated the purchase price of these acquired businesses to assets acquired and liabilities assumed, principally property and equipment and operating lease right-of-use assets and lease liabilities, based on their estimated fair values. The Company recognized goodwill of $6.5 million and $10.9 million in our critical illness recovery hospital and outpatient rehabilitation reporting units, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Acquisitions and Dispositions (Continued)
During the year ended December 31, 2023, the Company made acquisitions consisting of critical illness recovery hospital, rehabilitation hospital, and outpatient rehabilitation businesses. The consideration given for these acquired businesses consisted principally of $23.6 million of cash and the issuance of $9.0 million of non-controlling interests. The Company allocated the purchase price of these acquired businesses to assets acquired and liabilities assumed, principally property and equipment and operating lease right-of-use assets and lease liabilities, based on their estimated fair values. The Company recognized goodwill of $6.6 million, $16.2 million, and $2.3 million in our critical illness recovery hospital, rehabilitation hospital, and outpatient rehabilitation reporting units, respectively.
During the year ended December 31, 2024, the Company made acquisitions consisting of critical illness recovery hospital, rehabilitation hospital, and outpatient rehabilitation businesses. The consideration given for these acquired businesses consisted of $12.1 million of cash, $20.3 million of previously held equity interests, and $24.5 million for the issuance of non-controlling interests. The Company allocated the purchase price of these acquired businesses to assets acquired and liabilities assumed, principally property and equipment and operating lease right-of-use assets and lease liabilities, based on their estimated fair values. The Company recognized goodwill of $8.0 million, $38.4 million, and $1.7 million in our critical illness recovery hospital, rehabilitation hospital, and outpatient rehabilitation reporting units, respectively.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 22% and 21% of the Company’s accounts receivable is due from Medicare at December 31, 2023 and 2024, respectively.
Revenues from providing services to patients covered under the Medicare program represented approximately 31%, 31%, and 29% of the Company’s total revenue for the years ended December 31, 2022, 2023, and 2024, respectively. As a provider of services under the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s critical illness recovery hospitals, rehabilitation hospitals, or outpatient rehabilitation clinics to comply with Medicare regulations can result in the Company receiving significantly less Medicare payments than the Company currently receives for the services it provides to its patients.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties. The Company’s critical illness recovery hospitals and rehabilitation hospitals generally have lease terms of 10 to 20 years with two, five year renewal options. These renewal options vary for hospitals which operate as a hospital within a hospital, or “HIH.” The Company’s outpatient rehabilitation clinics generally have lease terms of five to 10 years with two, three to five year renewal options.
The Company’s total lease cost from continuing operations is as follows:

	For the Year Ended December 31,
	2022			2023			2024
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$207,446	$7,245	$214,691	$212,360	$7,335	$219,695	$226,866	$7,335	$234,201
Finance lease cost:
Amortization of right-of-use assets	572	—	572	572	—	572	572	—	572
Interest on lease liabilities	1,026	—	1,026	1,013	—	1,013	984	—	984
Short-term lease cost	74	—	74	—	—	—	—	—	—
Variable lease cost	38,868	462	39,330	45,086	84	45,170	47,678	16	47,694
Sublease income	(7,803)	—	(7,803)	(6,725)	—	(6,725)	(6,875)	—	(6,875)
Total lease cost from continuing operations	$240,183	$7,707	$247,890	$252,306	$7,419	$259,725	$269,225	$7,351	$276,576
Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
	2022	2023	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities (1):
Operating cash flows for operating leases	$308,085	$317,256	$321,271
Operating cash flows for finance leases	1,335	1,239	1,104
Financing cash flows for finance leases	1,472	1,617	1,347
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	234,616	171,569	299,111
_______________________________________________________________________________
(1)    Cash flows include cash paid for operating and finance leases of discontinued operations.

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2023			2024
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Operating Leases	(in thousands)
Operating lease right-of-use assets	$761,173	$29,591	$790,764	$885,457	$22,638	$908,095

Current operating lease liabilities	$166,861	$5,593	$172,454	$173,189	$6,412	$179,601
Non-current operating lease liabilities	643,273	25,284	668,557	768,546	18,578	787,124
Total operating lease liabilities	$810,134	$30,877	$841,011	$941,735	$24,990	$966,725

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Leases (Continued)

	December 31,
	2023			2024
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Finance Leases	(in thousands)
Property and equipment, net	$3,922	$—	$3,922	$3,350	$—	$3,350

Current portion of long-term debt and notes payable	$765	$—	$765	$798	$—	$798
Long-term debt, net of current portion	10,812	—	10,812	10,014	—	10,014
Total finance lease liabilities	$11,577	$—	$11,577	$10,812	$—	$10,812
The weighted average remaining lease terms and discount rates are as follows:

	December 31,
	2023	2024
Weighted average remaining lease term (in years):
Operating leases	8.2	9.2
Finance leases	31.9	32.8
Weighted average discount rate:
Operating leases	6.1%	6.6%
Finance leases	7.2%	7.1%
As of December 31, 2024, maturities of lease liabilities are approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2025	$235,497	$1,551
2026	212,432	1,564
2027	173,221	1,036
2028	125,025	656
2029	94,359	656
Thereafter	533,659	22,621
Total undiscounted cash flows	1,374,193	28,084
Less: Imputed interest	407,468	17,272
Total discounted lease liabilities	$966,725	$10,812

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2023	2024
	(in thousands)
Land	$92,385	$96,255
Leasehold improvements	538,841	565,320
Buildings	576,765	601,615
Furniture and equipment	649,390	686,042
Construction-in-progress	40,874	84,620
Total property and equipment	1,898,255	2,033,852
Accumulated depreciation	(1,053,064)	(1,161,667)
Property and equipment, net	$845,191	$872,185
Depreciation expense was $130.3 million, $134.1 million, and $141.1 million for the years ended December 31, 2022, 2023, and 2024, respectively.
6.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2023 and 2024:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of January 1, 2023	$1,151,196	$442,155	$664,978	$2,258,329
Acquisition of businesses	6,606	16,185	2,305	25,096
Balance as of December 31, 2023	1,157,802	458,340	667,283	2,283,425
Acquisition of businesses	8,000	38,367	1,666	48,033
Measurement period adjustment	—	440	—	440
Balance as of December 31, 2024	$1,165,802	$497,147	$668,949	$2,331,898

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Intangible Assets (Continued)

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2023			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$61,798	$—	$61,798	$61,798	$—	$61,798
Certificates of need	26,183	—	26,183	26,393	—	26,393
Accreditations	1,836	—	1,836	1,775	—	1,775
Finite-lived intangible assets:
Non-compete agreements	31,179	(15,849)	15,330	31,735	(18,518)	13,217
Total identifiable intangible assets	$120,996	$(15,849)	$105,147	$121,701	$(18,518)	$103,183
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At December 31, 2024, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 5.8 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $1.8 million, $1.6 million, and $1.6 million for the years ended December 31, 2022, 2023, and 2024, respectively.
Estimated amortization expense of the Company’s finite-lived intangible assets for each of the five succeeding years is as follows:

	2025	2026	2027	2028	2029
	(in thousands)
Amortization expense	$1,613	$1,613	$1,613	$1,613	$1,613
7.     Equity Method Investments
The Company’s equity method investments consist principally of minority ownership interests in rehabilitation businesses. Equity method investments of $316.0 million and $320.9 million are presented as part of other assets in the consolidated balance sheets as of December 31, 2023 and 2024, respectively. At December 31, 2024, these businesses primarily consist of the following ownership interests:

BIR JV, LLP	49.0%
OHRH, LLC	49.0%
GlobalRehab—Scottsdale, LLC	49.0%
ES Rehabilitation, LLC	49.0%
BHSM Rehabilitation, LLC	49.0%
RSH Property Ventures, LLC	50.0%
The Company provides contracted services, principally employee leasing services, and charges management fees to related parties affiliated through its equity method investments. Revenue generated from contracted services provided and management fees charged to related parties affiliated through the Company’s equity method investments was $374.1 million, $402.8 million, and $430.3 million for the years ended December 31, 2022, 2023, and 2024, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Equity Method Investments (Continued)

The Company had receivables from related parties affiliated through its equity method investments of $18.2 million and $4.5 million, which are included as part of other current assets and other assets in the consolidated balance sheet, respectively, as of December 31, 2023. The Company had receivables from related parties of $17.8 million and $2.2 million, which are included as part of other current assets and other assets in the consolidated balance sheet, respectively, as of December 31, 2024.
The Company had liabilities for the operating cash it holds on behalf of certain rehabilitation businesses in which it has an equity method investment. These liabilities were $66.3 million and $59.0 million as of December 31, 2023 and 2024, respectively, and are included as part of accrued other in the consolidated balance sheets.
Summarized combined financial information of the rehabilitation businesses in which the Company has a minority ownership interest is as follows:

	December 31,
	2023	2024
	(in thousands)
Current assets	$229,920	$250,619
Non-current assets	523,762	522,412
Total assets	$753,682	$773,031
Current liabilities	$91,614	$100,721
Non-current liabilities	225,209	213,345
Equity	436,859	458,965
Total liabilities and equity	$753,682	$773,031

	For the Year Ended December 31,
	2022	2023	2024
	(in thousands)
Revenues	$624,348	$702,040	$766,197
Cost of services and other operating expenses	566,014	621,107	664,172
Net income	57,811	81,122	99,386
8.     Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. At December 31, 2023 and 2024, provisions for losses for professional liability risks retained by the Company have been discounted at 3%.
The Company recorded a liability of $132.1 million and $141.6 million related to these programs at December 31, 2023 and 2024, respectively. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $135.6 million and $145.4 million at December 31, 2023 and 2024, respectively. At December 31, 2023 and 2024, the Company recorded insurance proceeds receivable of $8.1 million and $8.5 million, respectively, for liabilities which exceeded its deductibles and self-insured retention limits and are recoverable through its insurance policies.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Accrued and other liabilities
The following table sets forth the components of accrued and other liabilities on the Consolidated Balance Sheets:

	December 31,
	2023	2024
	(in thousands)
Accrued payroll	$175,944	$183,045
Accrued vacation	116,260	122,376
Accrued interest	32,049	9,075
Accrued other	226,332	288,681
Income taxes payable	1,099	6,644
Accrued and other liabilities	$551,684	$609,821
10.     Interest Rate Cap
The Company had an interest rate derivative to mitigate its market risk exposure arising from changes in interest rates on its term loan, which bears interest at a rate that is indexed to one-month Term SOFR. The interest rate cap limited the Company’s exposure to increases in the variable rate index to 1.0% on $2.0 billion of principal outstanding under the term loan. The interest rate cap was effective for the monthly periods from and including April 30, 2021 through September 30, 2024.
The interest rate cap was designated as a cash flow hedge and changes in the fair value of the interest rate cap, net of tax, were recognized in other comprehensive income and were reclassified out of accumulated other comprehensive income or loss and into interest expense when the hedged interest obligations affected earnings.
The following table outlines the changes in accumulated other comprehensive income, net of tax, during the periods presented:

	For the Year Ended December 31,
	2022	2023	2024
	(in thousands)
Balance as of January 1	$12,282	$88,602	$42,907
Gain on interest rate cap contract	90,730	15,783	5,723
Amounts reclassified from accumulated other comprehensive income	(14,410)	(61,478)	(48,630)
Balance as of December 31	$88,602	$42,907	$—
The effects on net income of amounts reclassified from accumulated other comprehensive income are as follows:

	For the Year Ended December 31,
Statement of Operations	2022	2023	2024
	(in thousands)
Gains included in interest expense	$19,086	$80,766	$63,987
Income tax expense	(4,676)	(19,288)	(15,357)
Amounts reclassified from accumulated other comprehensive income	$14,410	$61,478	$48,630
Refer to Note 11 – Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate cap contract and its balance sheet classification.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.     Fair Value of Financial Instruments
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
The Company’s interest rate cap contract was recorded at its fair value in the consolidated balance sheets on a recurring basis. The fair value of the interest rate cap contract was based upon a model-derived valuation using observable market inputs, such as interest rates and interest rate volatility, and the strike price (Level 2).
The Company does not measure its indebtedness at fair value in its consolidated balance sheets. The fair value of the credit facilities is based on quoted market prices for this debt in the syndicated loan market. The fair value of the senior notes is based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 12 – Long-Term Debt and Notes Payable, approximates fair value.

		December 31, 2023		December 31, 2024
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes due 2026	Level 2	$1,232,596	$1,228,063	$—	$—
6.250% senior notes due 2032	Level 2	—	—	539,363	528,000
Credit facilities:
Revolving facility	Level 2	280,000	278,600	105,000	102,900
Term loan	Level 2	2,077,216	2,092,485	1,041,661	1,051,313
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments.
12.     Long-Term Debt and Notes Payable
As of December 31, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes due 2032	$550,000	$—	$(10,637)	$539,363	$528,000
Credit facilities:
Revolving facility	105,000	—	—	105,000	102,900
Term loan	1,050,000	(2,693)	(5,646)	1,041,661	1,051,313
Other debt, including finance leases	26,282	—	(491)	25,791	25,791
Total debt	$1,731,282	$(2,693)	$(16,774)	$1,711,815	$1,708,004

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Long-Term Debt and Notes Payable (Continued)

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
6.250% senior notes due 2032	$—	$—	$—	$—	$—	$550,000	$550,000
Credit facilities:
Revolving facility	—	—	—	—	105,000	—	105,000
Term loan	10,500	10,500	10,500	10,500	10,500	997,500	1,050,000
Other debt, including finance leases	9,769	2,186	1,637	54	58	12,578	26,282
Total debt	$20,269	$12,686	$12,137	$10,554	$115,558	$1,560,078	$1,731,282
As of December 31, 2023, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes due 2026	$1,225,000	$15,533	$(7,937)	$1,232,596	$1,228,063
Credit facilities:
Revolving facility	280,000	—	—	280,000	278,600
Term loan	2,092,485	(12,040)	(3,229)	2,077,216	2,092,485
Other debt, including finance leases	63,509	—	(63)	63,446	63,446
Total debt	$3,660,994	$3,493	$(11,229)	$3,653,258	$3,662,594
Credit Facilities
On March 6, 2017, Select entered into a senior secured credit agreement (the “credit agreement”). On July 26, 2024, the Company entered into Amendment No. 10 to the credit agreement. Amendment No. 10 reduced the revolving credit facility commitments available under the credit agreement from $770.0 million to $550.0 million. Select also made a voluntary prepayment of $1,640.4 million on its term loan and a $300.0 million repayment on its revolving credit facility using the proceeds derived from the Concentra IPO, as described in Note 2, Acquisitions and Dispositions, as well as proceeds from Concentra’s issuance of debt in connection with the IPO.
On December 3, 2024, the Company entered into Amendment No. 11 to the credit agreement. Amendment No. 11 established a new incremental term loan in the aggregate amount of $1,050.0 million to replace the existing term loans. The maturity date of the term loan is December 3, 2031. In addition, Amendment No. 11 extended the maturity date of the revolving credit facility to December 3, 2029 and increased the revolving credit facility commitments from $550.0 million to $600.0 million.
At December 31, 2024, Select had $453.3 million of availability under the revolving facility after giving effect to $105.0 million of outstanding borrowings and $41.7 million of outstanding letters of credit.
The interest rate on the term loan is equal to Term SOFR plus 2.00%, or the Alternative Base Rate (as defined in the credit agreement) plus 1.00%. The interest rate on the revolving facility is equal to Adjusted Term SOFR plus a percentage ranging from 2.25% to 2.50%, or the Alternative Base Rate (as defined in the credit agreement) plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio. As of December 31, 2024, the term loan borrowings bear interest at a rate that is indexed to one-month Term SOFR plus 2.00%. As of December 31, 2024, the revolving facility borrowings bear interest either at a rate indexed to one-month Adjusted Term SOFR plus 2.25% or the Alternative Base Rate plus 1.25%.
The revolving facility requires Select to maintain a leverage ratio, as specified in the credit agreement, not to exceed 7.00 to 1.00. As of December 31, 2024, Select’s leverage ratio was 3.18 to 1.00.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Long-Term Debt and Notes Payable (Continued)

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
During the year ended December 31, 2024, Select made a voluntary prepayment on its term loan and revolving credit facility as described above under Credit Facilities.
Select 6.250% Senior Notes due 2032
On December 3, 2024, Select issued and sold $550.0 million aggregate principal amount of 6.250% senior notes due December 1, 2032. Select used the net proceeds of the 6.250% senior notes due 2032, together with the proceeds from the incremental term loan borrowings (as described above) and cash on hand, to redeem in full the $1,225.0 million senior notes due 2026 at a redemption price of 101.0%, and pay related fees and expenses associated with the financing.
Interest on the 2032 senior notes accrues at the rate of 6.250% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2025.
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
Select may redeem some or all of the notes prior to December 1, 2027 by paying a “make-whole” premium. Select may redeem some or all of he notes on or after December 1, 2027 at specified redemption prices. The prices which would be paid if redeemed during the twelve-month period beginning on December 1 of the years indicated below are as follows:

Year	Percentage
2027	103.125%
2028	101.563%
2029 and thereafter	100.000%
Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.
Loss on Early Retirement of Debt
During the year ended December 31, 2024, the Company repaid the term loan, refinanced the Select credit facilities and the senior notes which resulted in a loss on early retirement of debt of $28.8 million.
During the year ended December 31, 2023, the Company refinanced the Select credit facilities which resulted in a loss on early retirement of debt of $14.7 million.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of common shares held by equity holders other than the Company in less than wholly owned subsidiaries. These shares are subject to redemption rights.
The changes in redeemable non-controlling interests are as follows:

	For the Year Ended December 31,
	2022	2023	2024
	(in thousands)
Balance as of January 1	$39,033	$34,043	$26,297
Net income attributable to redeemable non-controlling interests	7,572	8,087	9,402
Distributions to and purchases of redeemable non-controlling interests	(5,443)	(8,217)	(9,725)
Redemption value adjustment on redeemable non-controlling interests	(3,385)	(1,527)	1,947
Purchase of membership interests of Concentra Group Holdings Parent	(5,876)	(6,268)	—
Concentra Separation and Distribution	—	—	(17,754)
Other	2,142	179	—
Balance as of December 31	$34,043	$26,297	$10,167
14.     Stock Repurchase Program
Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The program is in effect until December 31, 2025, unless extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the revolving facility. The common stock repurchase program has available capacity of $399.7 million as of December 31, 2024. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023. Holdings was not subject to this excise tax during the years ended December 31, 2023 and 2024.
The share repurchases and the cost associated with those repurchases are as follows:

	For the Year Ended December 31,
	2022	2023	2024
Shares repurchased	7,883,195	—	—
Cost of shares repurchased (in thousands)	$185,119	$—	$—
15.     Segment Information
The Company identifies its segments according to how the chief operating decision maker evaluates financial performance and allocates resources. The Company’s reportable segments consist of the critical illness recovery hospital segment, rehabilitation hospital segment, and outpatient rehabilitation segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services provided to related parties affiliated through the Company’s equity method investments.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information (Continued)

The Company’s chief operating decision maker is its Executive Chairman. The chief operating decision maker uses Adjusted EBITDA in the annual budgeting and forecasting process. The chief operating decision maker considers budget-to-actual variances when making decisions about the allocation of operating and capital resources to each segment. The chief operating decision maker also uses segment Adjusted EBITDA to assess the performance of each segment by comparing the results of each segment to one another and to each segment’s budget. Adjusted EBITDA is defined as earnings from continuing operations excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. The Company has provided additional information regarding its reportable segments, such as total assets, which contributes to the understanding of the Company and provides useful information to the users of the consolidated financial statements.
The following tables summarize selected financial data for the Company’s reportable segments.

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,234,132	$916,763	$1,125,282	$333,002	$4,609,179
Personnel expense	1,427,515	530,159	774,144
Other segment items (1)	695,273	188,570	249,278
Adjusted EBITDA	111,344	198,034	101,860
Total assets	2,484,542	1,200,767	1,371,123	327,214	5,383,646
Capital expenditures	79,524	14,426	40,677	9,762	144,389

	For the Year Ended December 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,299,773	$979,585	$1,188,914	$357,705	$4,825,977
Personnel expense	1,326,448	554,899	825,907
Other segment items (1)	727,310	202,811	251,139
Adjusted EBITDA	246,015	221,875	111,868
Total assets	2,496,886	1,233,888	1,380,447	248,204	5,359,425
Capital expenditures	93,036	21,922	38,776	6,126	159,860

	For the Year Ended December 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,444,196	$1,110,592	$1,250,294	$382,023	$5,187,105
Personnel Expense	1,376,917	629,149	888,290
Other segment items (1)	765,645	235,695	253,427
Adjusted EBITDA	301,634	245,748	108,577
Total assets	2,654,474	1,366,922	1,404,379	182,176	5,607,951
Capital expenditures	65,861	53,620	36,142	3,285	158,908
_______________________________________________________________________________
(1)    Other segment items consist of facilities expense, other operating expenses, and other operating income.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information (Continued)

A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes is as follows:

	For the Year Ended December 31,
	2022	2023	2024
	(in thousands)
Adjusted EBITDA - Critical Illness Recovery Hospital Segment	$111,344	$246,015	$301,634
Adjusted EBITDA - Rehabilitation Hospital Segment	198,034	221,875	245,748
Adjusted EBITDA - Outpatient Rehabilitation Segment	101,860	111,868	108,577
Other revenue	333,002	357,705	382,023
Other cost of services (1)	(333,002)	(357,705)	(382,023)
Other general and administrative expenses (1)	(122,480)	(134,153)	(145,939)
Other operating income	23,768	486	375
Depreciation and amortization	(132,158)	(135,691)	(142,866)
Stock compensation expense	(35,614)	(43,158)	(99,214)
Loss on early retirement of debt	—	(14,692)	(28,845)
Equity in earnings of unconsolidated subsidiaries	27,984	41,339	63,904
Interest expense	(137,470)	(154,165)	(128,605)
Income from continuing operations before income taxes	$35,268	$139,724	$174,769
_______________________________________________________________________________
(1)    Exclusive of depreciation, amortization and stock compensation expense.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue:

	For the Year Ended December 31, 2022
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$848,706	$423,739	$175,252	$—	$1,447,697
Non-Medicare	1,376,269	448,467	878,979	—	2,703,715
Total patient services revenue	2,224,975	872,206	1,054,231	—	4,151,412
Other revenue	9,157	44,557	71,051	333,002	457,767
Total revenue	$2,234,132	$916,763	$1,125,282	$333,002	$4,609,179

	For the Year Ended December 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$840,187	$462,476	$182,346	$—	$1,485,009
Non-Medicare	1,455,772	468,439	931,124	—	2,855,335
Total patient services revenue	2,295,959	930,915	1,113,470	—	4,340,344
Other revenue	3,814	48,670	75,444	357,705	485,633
Total revenue	$2,299,773	$979,585	$1,188,914	$357,705	$4,825,977

	For the Year Ended December 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$798,439	$503,126	$190,271	$—	$1,491,836
Non-Medicare	1,642,115	556,640	984,945	—	3,183,700
Total patient services revenue	2,440,554	1,059,766	1,175,216	—	4,675,536
Other revenue	3,642	50,826	75,078	382,023	511,569
Total revenue	$2,444,196	$1,110,592	$1,250,294	$382,023	$5,187,105
17.     Stock-based Compensation
Holdings’ equity incentive plan provides for the issuance of various stock-based awards. Under its current plan, Holdings has issued restricted stock awards. The equity plan currently allows for the issuance of 5,995,000 awards, as adjusted for cancelled or forfeited awards through December 31, 2024. As of December 31, 2024, Holdings has capacity to issue 4,266,900 stock-based awards under its equity plan. The equity plan allows for authorized but previously unissued shares or shares previously issued and outstanding and reacquired by Holdings to satisfy these awards.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Stock-based Compensation (Continued)

Transactions related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, January 1, 2024	4,511	$30.71
Granted	1,728	28.38
Vested	(3,567)	30.90
Forfeited	(70)	28.87
Unvested balance, December 31, 2024	2,602	$28.94
For the years ended December 31, 2022, 2023, and 2024, the weighted average grant date fair values of restricted stock awards granted were $28.41, $29.06, and $28.38, respectively. For the years ended December 31, 2022, 2023, and 2024, the fair values of restricted stock awards vested were $24.6 million, $33.9 million, and $110.2 million, respectively.
In connection with the Company’s spin-off of Concentra, employees of the Company holding any unvested restricted shares of the Company’s common stock on November 4, 2024 received accelerated vesting with respect to one-third of their unvested awards, applied ratably to each unvested tranche of such awards. This accelerated vesting was approved by the Human Capital and Compensation Committee of the Company in advance of the distribution as a part of the planning intended to ensure the tax-free nature of the distribution of Concentra common stock in respect of the Company’s vested stock. This had the effect of accelerating $23.6 million of stock compensation expense into the quarter ended December 31, 2024.
In connection with the distribution of Concentra common stock on November 25, 2024, holders of unvested restricted shares of the Company’s common stock received 0.806971 unrestricted and fully vested shares of Concentra common stock for each unvested restricted share of the Company’s common stock they held. The distribution of unrestricted Concentra shares is considered an award modification that did not result in incremental fair value and therefore, incremental compensation expense was not recognized. The unrecognized service cost attributed to the Concentra shares of the modified restricted stock award was recognized as stock compensation expense at the distribution date since the Concentra shares were distributed without restrictions. The distribution of vested Concentra shares to Select’s restricted stock holders had the effect of accelerating $22.3 million of stock compensation expense into the quarter ended December 31, 2024.
Stock compensation expense recognized by the Company is as follows:

	For the Year Ended December 31,
	2022	2023	2024
	(in thousands)
Stock compensation expense:
Included in general and administrative	$30,555	$36,041	$79,931
Included in cost of services	5,059	7,117	19,283
Total	$35,614	$43,158	$99,214
Future stock compensation expense based on current stock-based awards is estimated to be as follows:

	2025	2026	2027	2028
	(in thousands)
Stock compensation expense	$13,205	$8,240	$2,707	$411

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Income Taxes
The components of the Company’s income tax expense for the years ended December 31, 2022, 2023, and 2024, are as follows:

	For the Year Ended December 31,
	2022	2023	2024
	(in thousands)
Current income tax expense (benefit):
Federal	$(7,022)	$24,766	$50,372
State and local	7,584	14,317	25,280
Total current income tax expense	562	39,083	75,652
Deferred income tax expense (benefit)	16,161	(9,830)	(30,870)
Total income tax expense	$16,723	$29,253	$44,782
Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2022	2023	2024
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, less federal income tax benefit	313.9	11.8	6.5
Permanent differences	74.1	1.8	1.7
Deferred income taxes — state income tax rate adjustment	227.3	(3.0)	0.0
Deferred income taxes - covered employee adjustment	—	—	0.9
Valuation allowance	216.7	(1.8)	1.5
Limitation on officers’ compensation	251.8	7.4	15.8
Tax credits	(135.5)	(2.7)	(1.6)
Stock-based compensation	(41.6)	(1.2)	(5.4)
Non-controlling interest	(899.9)	(12.2)	(15.0)
Other	19.6	(0.2)	0.2
Effective income tax rate	47.4%	20.9%	25.6%
Our tax rate for the year ended December 31, 2022 was higher due to our lower income from continuing operations, the mix of states in which the income was earned, valuation allowances recorded as a result of an inability to recognize net operating losses in future periods and the effect of permanent tax differences.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Income Taxes (Continued)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2024
	(in thousands)
Deferred tax assets
Implicit discounts and adjustments	$4,446	$6,169
Compensation and benefit-related accruals	41,460	44,651
Professional malpractice liability insurance	13,835	14,081
Federal and state net operating loss and state tax credit carryforwards	25,476	22,611
Interest limitation carryforward	17,683	47,905
Stock awards	7,003	2,314
Equity investments	4,724	1,235
Operating lease liabilities	151,710	174,165
Research and experimental expenditures	13,349	20,478
Excess capital loss	—	4,941
Other	361	384
Deferred tax assets	280,047	338,934
Valuation allowance	(14,493)	(15,230)
Deferred tax assets, net of valuation allowance	265,554	323,704
Deferred tax liabilities
Investment in unconsolidated affiliates	$(16,788)	$(20,228)
Investment in consolidated affiliates	—	(3,511)
Depreciation and amortization	(190,153)	(190,355)
Deferred financing costs	(1,483)	(494)
Operating lease right-of-use assets	(141,030)	(162,171)
Derivatives	(14,151)	—
Other	(801)	(1,378)
Deferred tax liabilities	(364,406)	(378,137)
Deferred tax liabilities, net of deferred tax assets	$(98,852)	$(54,433)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2023	2024
	(in thousands)
Other assets	$21,090	$27,064
Non-current deferred tax liability	(119,942)	(81,497)
	$(98,852)	$(54,433)
As of December 31, 2023 and 2024, the Company’s valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities.
For the year ended December 31, 2023, the Company recorded a net valuation allowance decrease of $2.4 million. These changes resulted from net changes in state net operating losses. For the year ended December 31, 2024, the Company recorded a net valuation allowance increase of $0.7 million. The changes in the Company’s valuation allowance were recognized as a result of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Income Taxes (Continued)

At December 31, 2023 and 2024, the Company’s net deferred tax liabilities of approximately $98.9 million and $54.4 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effect on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.
The total state net operating losses are approximately $518.1 million. State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2025	$45,964	$45,276
2026	24,622	23,300
2027	39,137	38,102
2028	45,246	42,951
Thereafter through 2042	363,092	293,147

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.     Earnings per Share
The following table sets forth the income attributable to the Company from continuing operations, net of tax, and the Company’s common shares outstanding, and its participating securities outstanding. There were no contractual dividends paid for the years ended December 31, 2022, 2023, and 2024.

	Basic and Diluted EPS
	For the Year Ended December 31,
	2022	2023	2024
	(in thousands)
Income from continuing operations, net of tax	$18,545	$110,471	$129,987
Less: net income attributable to non-controlling interests	33,516	51,444	64,514
Income from continuing operations, net of tax, attributable to Select Medical’s common stockholders	(14,971)	59,027	65,473
Less: distributed and undistributed net income attributable to participating securities	(528)	2,127	2,319
Distributed and undistributed income from continuing operations, net of tax, attributable to common shares	$(14,443)	$56,900	$63,154
The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2022
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$(14,443)	124,628	$(0.12)
Participating securities	(528)	4,557	(0.12)
Total Company	$(14,971)

	For the Year Ended December 31, 2023
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$56,900	123,105	$0.46
Participating securities	2,127	4,601	0.46
Total Company	$59,027

	For the Year Ended December 31, 2024
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic EPS
	(in thousands, except for per share amounts)
Common shares	$63,154	124,614	$0.51
Participating securities	2,319	4,576	$0.51
Total Company	$65,473
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.     Commitments and Contingencies
Construction Commitments
At December 31, 2024, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $158.0 million.
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned hospital and outpatient clinic operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $42.0 million for professional malpractice liability insurance and $45.0 million for general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has designed a separate insurance program that responds to the risks of specific joint ventures. Most of the Company’s joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company also maintains additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability insurance, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages so coverage is available to the extent insurable under the law of any applicable jurisdiction, and are subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
21.     Subsequent Events
On February 13, 2025, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about March 13, 2025, to stockholders of record as of the close of business on March 3, 2025.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
22.     Selected Quarterly Financial Data (Unaudited)
The tables below sets forth selected unaudited financial data for each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
For the year ended December 31, 2023
Revenue	$1,208,682	$1,207,449	$1,191,730	$1,218,116
Cost of services, exclusive of depreciation and amortization	1,056,091	1,056,764	1,067,452	1,074,062
Depreciation and amortization	34,115	31,656	34,435	35,485
Income from continuing operations before income taxes	47,845	50,081	6,929	34,869
Income from continuing operations, net of tax	36,657	35,000	8,563	30,251
Income from discontinued operations, net of tax	48,600	56,860	52,253	31,547
Net income	85,257	91,860	60,816	61,798
Net income attributable to Select Medical Holdings Corporation	70,805	78,237	48,180	46,269
Earnings (loss) from continuing operations per common share:
Basic and diluted	$0.18	$0.18	$(0.02)	$0.12

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
For the year ended December 31, 2024
Revenue	$1,321,211	$1,281,748	$1,271,582	$1,312,564
Cost of services, exclusive of depreciation and amortization	1,120,711	1,121,943	1,135,708	1,175,099
Depreciation and amortization	35,584	36,069	34,930	36,283
Income (loss) from continuing operations before income taxes	88,209	55,853	45,650	(14,943)
Income (loss) from continuing operations, net of tax	61,529	37,638	41,276	(10,456)
Income from discontinued operations, net of tax	55,638	57,128	39,739	14,212
Net income	117,167	94,766	81,015	3,756
Net income (loss) attributable to Select Medical Holdings Corporation	96,897	77,563	55,628	(16,050)
Earnings (loss) from continuing operations per common share:(1)
Basic	$0.33	$0.17	$0.19	$(0.18)
Diluted	$0.33	$0.17	$0.19	$(0.19)
_______________________________________________________________________________
(1)Due to rounding, the summation of quarterly earnings per common share balances may not equal year to date equivalents.

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 20, 2025, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Income Tax Valuation Allowance
Year ended December 31, 2024	$14,493	$737	$—	$—	$15,230
Year ended December 31, 2023	$16,858	$(2,365)	$—	$—	$14,493
Year ended December 31, 2022	$13,688	$3,170	$—	$—	$16,858
_______________________________________________________________________________
(1)Includes valuation allowance reserves resulting from business combinations.
(2)Valuation allowance deductions relate to the disposition of certain subsidiaries.