Form 10-Q
period 2025-03-31
SELECT MEDICAL HOLDINGS CORP
filed 2025-05-01
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2025, Select Medical Holdings Corporation had outstanding 128,538,891 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly owned operating subsidiary of Holdings, and any of Select’s subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Holdings and Select.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2024	March 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$59,694	$53,213
Accounts receivable	821,385	908,185
Prepaid income taxes	26,601	6,566
Other current assets	112,097	124,328
Total Current Assets	1,019,777	1,092,292
Operating lease right-of-use assets	908,095	909,180
Property and equipment, net	872,185	894,920
Goodwill	2,331,898	2,331,898
Identifiable intangible assets, net	103,183	102,544
Other assets	372,813	365,169
Total Assets	$5,607,951	$5,696,003
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,803	$20,683
Current operating lease liabilities	179,601	181,605
Current portion of long-term debt and notes payable	20,269	28,353
Accounts payable	142,157	158,542
Accrued and other liabilities	609,821	555,616
Total Current Liabilities	977,651	944,799
Non-current operating lease liabilities	787,124	787,861
Long-term debt, net of current portion	1,691,546	1,767,409
Non-current deferred tax liability	81,497	75,245
Other non-current liabilities	73,038	74,652
Total Liabilities	3,610,856	3,649,966
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	10,167	9,021
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 128,962,850 and 128,314,033 shares issued and outstanding at 2024 and 2025, respectively	129	128
Capital in excess of par	911,080	908,868
Retained earnings	770,146	813,504
Accumulated other comprehensive loss	—	(3,106)
Total Stockholders’ Equity	1,681,355	1,719,394
Non-controlling interests	305,573	317,622
Total Equity	1,986,928	2,037,016
Total Liabilities and Equity	$5,607,951	$5,696,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2025
Revenue	$1,321,211	$1,353,172
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,120,711	1,172,611
General and administrative	48,447	33,008
Depreciation and amortization	35,584	34,808
Total costs and expenses	1,204,742	1,240,427
Other operating income	2,000	—
Income from continuing operations before other income and expense	118,469	112,745
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	10,421	12,512
Interest expense	(40,681)	(29,072)
Income from continuing operations before income taxes	88,209	96,185
Income tax expense from continuing operations	26,680	21,453
Income from continuing operations, net of tax	61,529	74,732
Discontinued operations:
Income from discontinued business	65,416	—
Income tax expense from discontinued business	9,778	—
Income from discontinued operations, net of tax	55,638	—
Net income	117,167	74,732
Less: Net income attributable to non-controlling interests	20,270	18,051
Net income attributable to Select Medical Holdings Corporation	$96,897	$56,681
Net income attributable to Select Medical Holdings Corporation’s common stockholders:
Income from continuing operations, net of tax	42,582	56,681
Income from discontinued operations, net of tax	54,315	—
Net income attributable to Select Medical Holdings Corporation’s common stockholders	$96,897	$56,681
Earnings per common share (Note 12):
Continuing operations - basic and diluted	$0.33	$0.44
Discontinued operations - basic and diluted	0.42	—
Total earnings per common share - basic and diluted	$0.75	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2024	2025
Net income	$117,167	$74,732
Other comprehensive loss, net of tax:
Gain (loss) on interest rate cap contract	4,370	(3,106)
Reclassification adjustment for gains included in net income	(16,347)	—
Net change, net of tax benefit of $3,782, and $981	(11,977)	(3,106)
Comprehensive income	105,190	71,626
Less: Comprehensive income attributable to non-controlling interests	20,270	18,051
Comprehensive income attributable to Select Medical Holdings Corporation	$84,920	$53,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2025

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,963	$129	$911,080	$770,146	$—	$1,681,355	$305,573	$1,986,928
Net income attributable to Select Medical Holdings Corporation				56,681		56,681		56,681
Net income attributable to non-controlling interests						—	16,288	16,288
Cash dividends declared for common stockholders ($0.0625 per share)				(8,060)		(8,060)		(8,060)
Issuance of restricted stock	1	0	0			—		—
Vesting of restricted stock			3,892			3,892		3,892
Repurchase of common shares	(650)	(1)	(6,104)	(5,284)		(11,389)		(11,389)
Issuance of non-controlling interests						—	7,944	7,944
Distributions to and purchases of non-controlling interests						—	(12,183)	(12,183)
Redemption value adjustment on non-controlling interests				21		21		21
Other comprehensive loss					(3,106)	(3,106)		(3,106)
Balance at March 31, 2025	128,314	$128	$908,868	$813,504	$(3,106)	$1,719,394	$317,622	$2,037,016

	For the Three Months Ended March 31, 2024

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	128,369	$128	$493,413	$751,856	$42,907	$1,288,304	$259,414	$1,547,718
Net income attributable to Select Medical Holdings Corporation				96,897		96,897		96,897
Net income attributable to non-controlling interests						—	17,845	17,845
Cash dividends declared for common stockholders ($0.125 per share)				(16,045)		(16,045)		(16,045)
Issuance of restricted stock	1	0	0			—		—
Forfeitures of unvested restricted stock	(12)	0	0	14		14		14
Vesting of restricted stock			11,596			11,596		11,596
Issuance of non-controlling interests						—	4,002	4,002
Distributions to and purchases of non-controlling interests			394			394	(10,900)	(10,506)
Redemption value adjustment on non-controlling interests				(1,901)		(1,901)		(1,901)
Other comprehensive loss					(11,977)	(11,977)		(11,977)
Balance at March 31, 2024	128,358	$128	$505,403	$830,821	$30,930	$1,367,282	$270,361	$1,637,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2024	2025
Operating activities
Net income	$117,167	$74,732
Adjustments to reconcile net income to net cash used in operating activities:
Distributions from unconsolidated subsidiaries	12,374	20,145
Depreciation and amortization	54,069	34,808
Provision for expected credit losses	854	2,283
Equity in earnings of unconsolidated subsidiaries	(10,421)	(12,512)
(Gain) loss on sale or disposal of assets	44	(23)
Stock compensation expense	11,610	3,892
Amortization of debt discount, premium, and issuance costs	750	783
Deferred income taxes	(6,891)	(5,655)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(195,308)	(89,083)
Other current assets	(9,611)	(12,230)
Other assets	2,363	2,127
Accounts payable	(5,718)	13,462
Accrued expenses	(37,971)	(36,186)
Net cash used in operating activities	(66,689)	(3,457)
Investing activities
Business combinations, net of cash acquired	(5,405)	—
Purchases of property and equipment	(52,517)	(52,339)
Proceeds from sale of assets	265	24
Net cash used in investing activities	(57,657)	(52,315)
Financing activities
Borrowings on revolving facilities	495,000	405,000
Payments on revolving facilities	(265,000)	(330,000)
Payments on term loans	(79,085)	(2,625)
Borrowings of other debt	17,728	16,015
Principal payments on other debt	(9,061)	(7,729)
Dividends paid to common stockholders	(16,045)	(8,060)
Repurchases of common stock	—	(11,389)
Decrease in overdrafts	(1,740)	(5,120)
Proceeds from issuance of non-controlling interests	4,002	7,944
Distributions to and purchases of non-controlling interests	(12,839)	(14,745)
Net cash provided by financing activities	132,960	49,291
Net increase (decrease) in cash and cash equivalents	8,614	(6,481)
Cash and cash equivalents at beginning of period	84,006	59,694
Cash and cash equivalents at end of period	$92,620	$53,213
Supplemental information
Cash paid for interest, excluding amounts received of $22,515 under the interest rate cap contract during the three months ended March 31, 2024	$88,834	$23,772
Cash paid for taxes	604	1,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of March 31, 2025, and for the three month periods ended March 31, 2024 and 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2025.
See Note 3. Dispositions for discussion on the distribution of Concentra Group Holdings Parent, Inc. (“Concentra”) that occurred in the fourth quarter of 2024.
2.    Accounting Policies
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
3.     Dispositions
On July 26, 2024, Concentra, a then wholly-owned subsidiary of Select, completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of Concentra’s common stock for net proceeds of $16.7 million after deducting discounts and commission of $1.0 million. On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra to its stockholders. Following the completion of the distribution, the Company no longer owns any shares of Concentra common stock.
In connection with the separation and distribution of Concentra’s common stock, the Company and Concentra also entered into several agreements to provide a framework of our ongoing relationship with Concentra, including a transition services agreement (“TSA”), a separation agreement, a tax matters agreement and an employee matters agreement. The services under the TSA generally are a continuation of the support services provided by Select to Concentra prior to the IPO. The fee for support services provided to Concentra was $3.7 million for the three months ended March 31, 2025. The income from the support services fees, as well as the cost to provide these services, are included within General and Administrative expense on the Consolidated Statements of Operations. The provision of services under the TSA will terminate no later than November 26, 2026.
The results of Concentra are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three months ended March 31, 2024.
Certain key selected financial information included in Income from discontinued operations, net of tax, for Concentra is as follows:

For the Three Months Ended March 31,
2024
Revenue	$467,598
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	373,899
Depreciation and amortization	18,485
Total costs and expenses	392,384
Other operating income	284
Income from operations	75,498
Other income and expense:
Interest expense(1)	(10,082)
Income from discontinued operations before income taxes	65,416
Income tax expense	9,778
Income from discontinued operations, net of tax	55,638
Less: Net income attributable to non-controlling interests	1,323
Income from discontinued operations, net of tax, attributable to Select Medical Holdings Corporation’s common stockholders	$54,315
_______________________________________________________________________________
(1)    For the three months ended March 31, 2024, interest expense includes allocated interest expense of $10.0 million. Interest was allocated in accordance with the terms of an intercompany promissory note in place between the Company and Concentra prior to the separation.
The following is selected financial information included on the Consolidated Statements of Cash Flows for Concentra:

For the Three Months Ended March 31,
2024
Depreciation and amortization	18,485
Cash flows from investing activities:
Purchases of property, equipment, and other assets	$17,231

4.     Credit Risk Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances and accounts receivable. The Company’s excess cash is held with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements.
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 21% and 22% of the Company’s accounts receivable is due from Medicare at December 31, 2024, and March 31, 2025, respectively.
5.     Leases
The Company’s total lease cost is as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2025
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$54,265	$1,834	$56,099	$58,983	$1,834	$60,817
Finance lease cost:
Amortization of right-of-use assets	143	—	143	143	—	143
Interest on lease liabilities	249	—	249	239	—	239
Variable lease cost	11,820	—	11,820	12,433	—	12,433
Sublease income	(1,760)	—	(1,760)	(1,631)	—	(1,631)
Total lease cost	$64,717	$1,834	$66,551	$70,167	$1,834	$72,001
6.     Accrued and other liabilities
The following table sets forth the components of accrued and other liabilities on the Condensed Consolidated Balance Sheets:

	December 31, 2024	March 31, 2025

Accrued payroll	$183,045	$134,447
Accrued vacation	122,376	126,390
Accrued interest	9,075	14,184
Accrued other	288,681	268,350
Income taxes payable	6,644	12,245
Accrued and other liabilities	$609,821	$555,616
7.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on the Select term loan, which bears interest at a rate that is indexed to one-month Term SOFR. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The Company had an interest rate cap which matured on September 30, 2024. During the three months ended March 31, 2025, the Company entered into a new interest rate cap with a scheduled maturity of March 31, 2028. The interest rate cap will limit the Company’s exposure to increases in the variable rate index to 4.5% on $1.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 4.5%. The interest rate cap has a deferred premium that the Company will pay monthly over the term of the agreement. The annual premium is equal to 0.3300% of the notional amount, or approximately $3.3 million.
The interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when the variable rate index exceeds 4.5%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive loss and reclassified out of accumulated other comprehensive loss and into interest expense when the hedged interest obligations affected earnings.

The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Three Months Ended March 31,
	2024	2025
	(in thousands)
Balance as of January 1	$42,907	$—
Gain (loss) on interest rate cap cash flow hedge	4,370	(3,106)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,347)	—
Balance as of March 31	$30,930	$(3,106)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
Statement of Operations	2024	2025
	(in thousands)
Gains included in interest expense	$21,509	$—
Income tax expense	(5,162)	—
Amounts reclassified from accumulated other comprehensive income (loss)	$16,347	$—
The Company expects that approximately $0.4 million of estimated pre-tax losses will be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months.
Refer to Note 8 – Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate cap contract and its balance sheet classification.
8.     Fair Value of Financial Instruments
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

Financial Instrument	Balance Sheet Classification	Level	March 31, 2025
Liability:			(in thousands)
Interest rate cap contract, current portion	Accrued other	Level 2	$2,919
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	1,168

The Company does not measure its indebtedness at fair value in its condensed consolidated balance sheets. The fair value of the credit facilities are based on quoted market prices for this debt in the syndicated loan market. The fair values of the senior notes are based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 9 – Long-Term Debt and Notes Payable, approximates fair value.

		December 31, 2024		March 31, 2025
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$539,363	$528,000	$539,696	$535,453
Credit facilities:
Revolving facility	Level 2	105,000	102,900	180,000	177,300
Term loan	Level 2	1,041,661	1,051,313	1,039,346	1,044,757
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.
9.     Long-Term Debt and Notes Payable
As of March 31, 2025, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$550,000	$—	$(10,304)	$539,696	$535,453
Credit facilities:
Revolving facility	180,000	—	—	180,000	177,300
Term loan	1,047,375	(2,593)	(5,436)	1,039,346	1,044,757
Other debt, including finance leases	37,192	—	(472)	36,720	36,720
Total debt	$1,814,567	$(2,593)	$(16,212)	$1,795,762	$1,794,230
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$—	$—	$550,000	$550,000
Credit facilities:
Revolving facility	—	—	—	—	180,000	—	180,000
Term loan	7,875	10,500	10,500	10,500	10,500	997,500	1,047,375
Other debt, including finance leases	16,931	2,842	1,637	54	58	15,670	37,192
Total debt	$24,806	$13,342	$12,137	$10,554	$190,558	$1,563,170	$1,814,567
As of December 31, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$550,000	$—	$(10,637)	$539,363	$528,000
Credit facilities:
Revolving facility	105,000	—	—	105,000	102,900
Term loan	1,050,000	(2,693)	(5,646)	1,041,661	1,051,313
Other debt, including finance leases	26,282	—	(491)	25,791	25,791
Total debt	$1,731,282	$(2,693)	$(16,774)	$1,711,815	$1,708,004

10.     Segment Information
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended March 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$655,880	$265,700	$303,158	$96,473	$1,321,211
Personnel expense	349,294	147,650	215,417
Other segment items (1)	190,646	56,650	62,813
Adjusted EBITDA	115,940	61,400	24,928
Total assets	2,608,979	1,233,828	1,423,740	228,868	5,495,415
Capital expenditures	15,941	7,101	9,500	2,744	35,286

	Three Months Ended March 31, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$637,030	$307,388	$307,342	$101,412	$1,353,172
Personnel expense	348,548	170,810	219,438
Other segment items (1)	201,833	66,154	63,631
Adjusted EBITDA	86,649	70,424	24,273
Total assets	2,696,663	1,405,911	1,415,655	177,774	5,696,003
Capital expenditures	16,671	25,925	9,047	696	52,339
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
(1)    Other segment items consist of facilities expense, other operating expenses, and other operating income.

A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes is as follows:

	For the Year Ended	Three Months Ended March 31,
		2024	2025
	(in thousands)
Adjusted EBITDA - Critical Illness Recovery Hospital Segment		$115,940	$86,649
Adjusted EBITDA - Rehabilitation Hospital Segment		61,400	70,424
Adjusted EBITDA - Outpatient Rehabilitation Segment		24,928	24,273
Other revenue		96,473	101,412
Other cost of services (1)		(96,473)	(101,412)
Other general and administrative expenses (1)		(36,493)	(29,901)
Depreciation and amortization		(35,584)	(34,808)
Stock compensation expense		(11,444)	(3,892)
Concentra separation transaction costs		(278)	—
Equity in earnings of unconsolidated subsidiaries		10,421	12,512
Interest expense		(40,681)	(29,072)
Income from continuing operations before income taxes		$88,209	$96,185
_______________________________________________________________________________
(1)    Exclusive of depreciation, amortization and stock compensation expense.
11.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three months ended March 31, 2024 and 2025:

	Three Months Ended March 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$226,261	$126,386	$45,841	$—	$398,488
Non-Medicare	428,666	126,577	239,613	—	794,856
Total patient services revenues	654,927	252,963	285,454	—	1,193,344
Other revenue	953	12,737	17,704	96,473	127,867
Total revenue	$655,880	$265,700	$303,158	$96,473	$1,321,211

	Three Months Ended March 31, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$203,864	$141,341	$45,100	$—	$390,305
Non-Medicare	432,185	153,040	244,444	—	829,669
Total patient services revenues	636,049	294,381	289,544	—	1,219,974
Other revenue	981	13,007	17,798	101,412	133,198
Total revenue	$637,030	$307,388	$307,342	$101,412	$1,353,172

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
(i)Income attributable to the Company from continuing operations, net of tax, is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three months ended March 31, 2024 and 2025.
(ii)The remaining undistributed income of the Company from continuing operations, net of tax, is then equally allocated to its common stock and unvested restricted stock awards, as if all of the earnings for the period had been distributed. The total net income allocated to each security is determined by adding both distributed and undistributed net income for the period.
(iii)The income from continuing operations, net of tax, allocated to each security is then divided by the weighted average number of outstanding shares for the period to determine the EPS for each security considered in the two-class method.
The following table sets forth the income attributable to the Company from continuing operations, net of tax, and the Company’s common shares outstanding, and its participating securities outstanding.

	Basic and Diluted EPS
	Three Months Ended March 31,
	2024	2025
	(in thousands)
Income from continuing operations, net of tax	$61,529	$74,732
Less: net income attributable to non-controlling interests	18,947	18,051
Income from continuing operations, net of tax, attributable to Select Medical’s common stockholders	42,582	56,681
Less: distributed and undistributed net income attributable to participating securities	1,493	1,145
Distributed and undistributed income from continuing operations, net of tax, attributable to common shares	$41,089	$55,536
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended March 31,
	2024			2025
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$41,089	123,859	$0.33	$55,536	126,205	$0.44
Participating securities	1,493	4,501	$0.33	1,145	2,602	$0.44
Total Company	$42,582			$56,681
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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
14.     Subsequent Events
On April 30, 2025, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about May 29, 2025, to stockholders of record as of the close of business on May 15, 2025.

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
•changes to United States tariff and import/export regulations and the impact on global economic conditions may have a negative effect on our business, financial condition, and results of operations;
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
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and
•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q.
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

Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of March 31, 2025, we had operations in 40 states and the District of Columbia. We operated 104 critical illness recovery hospitals in 29 states, 35 rehabilitation hospitals in 14 states, and 1,911 outpatient rehabilitation clinics in 39 states and the District of Columbia.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, and the outpatient rehabilitation segment. We had revenue of $1,353.2 million for the three months ended March 31, 2025. Of this total, we earned approximately 47% of our revenue from our critical illness recovery hospital segment, approximately 23% from our rehabilitation hospital segment, and approximately 23% from our outpatient rehabilitation segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services.
On July 26, 2024, Concentra Group Holdings Parent, Inc. (“Concentra”), a then wholly-owned subsidiary of Select, completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of Concentra’s common stock for net proceeds of $16.7 million after deducting discounts and commission of $1.0 million. On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra to its stockholders. Following the completion of the distribution, the Company no longer owns any shares of Concentra common stock. The results of Concentra are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three months ended March 31, 2024.

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
The following table reconciles income from continuing operations, net of tax, to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2025
	(in thousands)
Income from continuing operations, net of tax	$61,529	$74,732
Income tax expense from continuing operations	26,680	21,453
Interest expense	40,681	29,072
Equity in earnings of unconsolidated subsidiaries	(10,421)	(12,512)
Income from continuing operations before other income and expense	118,469	112,745
Stock compensation expense:
Included in general and administrative	9,682	3,108
Included in cost of services	1,762	784
Depreciation and amortization	35,584	34,808
Concentra separation transaction costs	278	—
Adjusted EBITDA	$165,775	$151,445

Summary Financial Results
Three Months Ended March 31, 2025
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended March 31, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$637,030	$307,388	$307,342	$101,412	$1,353,172
Operating expenses	(550,381)	(236,964)	(283,069)	(135,205)	(1,205,619)
Depreciation and amortization	(16,648)	(7,378)	(9,052)	(1,730)	(34,808)
Income (loss) from continuing operations before other income and expense	$70,001	$63,046	$15,221	$(35,523)	$112,745
Depreciation and amortization	16,648	7,378	9,052	1,730	34,808
Stock compensation expense	—	—	—	3,892	3,892
Adjusted EBITDA	$86,649	$70,424	$24,273	$(29,901)	$151,445
Adjusted EBITDA margin	13.6%	22.9%	7.9%	N/M	11.2%

	Three Months Ended March 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$655,880	$265,700	$303,158	$96,473	$1,321,211
Operating expenses	(541,940)	(204,300)	(278,230)	(144,688)	(1,169,158)
Depreciation and amortization	(17,157)	(7,135)	(9,181)	(2,111)	(35,584)
Other operating income	2,000	—	—	—	2,000
Income (loss) from continuing operations before other income and expense	$98,783	$54,265	$15,747	$(50,326)	$118,469
Depreciation and amortization	17,157	7,135	9,181	2,111	35,584
Concentra separation transaction costs	—	—	—	278	278
Stock compensation expense	—	—	—	11,444	11,444
Adjusted EBITDA	$115,940	$61,400	$24,928	$(36,493)	$165,775
Adjusted EBITDA margin	17.7%	23.1%	8.2%	N/M	12.5%
Income from continuing operations, net of tax, was $74.7 million for the three months ended March 31, 2025, compared to $61.5 million for the three months ended March 31, 2024.
The following table summarizes the changes in our segment performance measures for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	(2.9)%	15.7%	1.4%	5.1%	2.4%
Change in income from continuing operations before other income and expense	(29.1)%	16.2%	(3.3)%	N/M	(4.8)%
Change in Adjusted EBITDA	(25.3)%	14.7%	(2.6)%	N/M	(8.6)%
_______________________________________________________________________________
N/M —     Not meaningful.

Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report, or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 29% of our revenue for both the three months ended March 31, 2025, and for the year ended December 31, 2024.
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
The American Relief Act, 2025 and Full-Year Continuing Appropriations and Extensions Act, 2025, further extended certain telehealth waivers to March 31, 2025 and September 30, 2025, respectively. CMS issued additional waivers to permit more than 150 additional services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs. In the calendar year 2025 Medicare physician fee schedule (“MPFS”) final rule, CMS extended some of the telehealth flexibilities through December 31, 2025.
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
Fiscal Year 2026. On April 11, 2025, CMS released a display copy of the proposed rule to update policies and payment rates for the LTCH-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). CMS is expected to issue the final rule in August or shortly thereafter. The proposed standard federal rate for fiscal year 2026 is $50,729, an increase from the standard federal rate applicable during fiscal year 2025 of $49,383. The proposed update to the standard federal rate for fiscal year 2026 includes a market basket increase of 3.4%, less a productivity adjustment of 0.8%. The proposed standard federal rate also includes an area wage budget neutrality factor of 1.0012146. The proposed fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $91,247, an increase from the fixed-loss amount in the 2025 fiscal year of $77,048. The proposed fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $44,305, a decrease from the fixed-loss amount in the 2025 fiscal year of $46,217.
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
Fiscal Year 2026. On April 11, 2025, CMS published a display copy of the proposed rule to update policies and payment rates for the IRF-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). The standard payment conversion factor for discharges for fiscal year 2026 would be set at $19,364, an increase from the standard payment conversion factor applicable during fiscal year 2025 of $18,907. The update to the standard payment conversion factor for fiscal year 2026, if adopted, would include a market basket increase of 3.4%, less a productivity adjustment of 0.8%. CMS proposed to decrease the outlier threshold amount for fiscal year 2026 to $11,971 from $12,043 established in the final rule for fiscal year 2025.
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a detailed discussion of Medicare reimbursement that affects our outpatient rehabilitation clinic operations in Part I — Business — Government Regulations. Outpatient rehabilitation providers enroll in Medicare as a rehabilitation agency, a clinic, or a public health agency. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule.
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
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
Our Annual Report on Form 10-K for the year ended December 31, 2024, contains a detailed discussion of Medicare regulations concerning services provided by physical therapy assistants and occupational therapy assistants in Part I — Business — Government Regulations and in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. There have been no significant updates to these regulations subsequently.

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

	Three Months Ended March 31,
	2024	2025
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	107	104
Number of hospitals acquired	—	—
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	—
Number of consolidated hospitals—end of period(1)	107	104
Available licensed beds(3)	4,534	4,432
Admissions(3)(4)	9,529	9,351
Patient days(3)(5)	294,622	291,324
Average length of stay (days)(3)(6)	31	32
Revenue per patient day(3)(7)	$2,219	$2,179
Occupancy rate(3)(8)	71%	73%
Percent patient days—Medicare(3)(9)	36%	35%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)(3)	21	23
Number of hospitals acquired	—	—
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	—
Number of consolidated hospitals—end of period(1)(3)	21	23
Number of unconsolidated hospitals managed—end of period(2)(3)	12	12
Total number of hospitals (all)—end of period(3)	33	35
Available licensed beds(3)	1,479	1,657
Admissions(3)(4)	8,275	8,848
Patient days(3)(5)	116,844	122,822
Average length of stay (days)(3)(6)	14	14
Revenue per patient day(3)(7)	$2,096	$2,234
Occupancy rate(3)(8)	87%	82%
Percent patient days—Medicare(3)(9)	49%	50%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,633	1,617
Number of clinics acquired	1	—
Number of clinic start-ups	3	9
Number of clinics closed/sold	(13)	(12)
Number of consolidated clinics—end of period	1,624	1,614
Number of unconsolidated clinics managed—end of period	298	297
Total number of clinics (all)—end of period	1,922	1,911
Number of visits(3)(10)	2,735,126	2,709,964
Revenue per visit(3)(11)	$99	$102

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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2025
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	84.8	86.7
General and administrative	3.7	2.4
Depreciation and amortization	2.7	2.6
Total costs and expenses	91.2	91.7
Other operating income	0.2	—
Income from continuing operations before other income and expense	9.0	8.3
Equity in earnings of unconsolidated subsidiaries	0.8	0.9
Interest expense	(3.1)	(2.1)
Income from continuing operations before income taxes	6.7	7.1
Income tax expense from continuing operations	2.0	1.6
Income from continuing operations, net of tax	4.7	5.5
Discontinued operations:
Income from discontinued business	5.0	—
Income tax expense from discontinued business	0.8	—
Income from discontinued operations, net of tax	4.2	—
Net income	8.9	5.5
Net income attributable to non-controlling interests	1.6	1.3
Net income attributable to Select Medical Holdings Corporation	7.3%	4.2%
_______________________________________________________________________________
(1)Cost of services includes personnel expense, facilities expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2024	2025	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$655,880	$637,030	(2.9)%
Rehabilitation hospital	265,700	307,388	15.7
Outpatient rehabilitation	303,158	307,342	1.4
Other(1)	96,473	101,412	5.1
Total Company	$1,321,211	$1,353,172	2.4%
Income (loss) from continuing operations before other income and expense:
Critical illness recovery hospital	$98,783	$70,001	(29.1)%
Rehabilitation hospital	54,265	63,046	16.2
Outpatient rehabilitation	15,747	15,221	(3.3)
Other(1)	(50,326)	(35,523)	N/M
Total Company	$118,469	$112,745	(4.8)%
Adjusted EBITDA:
Critical illness recovery hospital	$115,940	$86,649	(25.3)%
Rehabilitation hospital	61,400	70,424	14.7
Outpatient rehabilitation	24,928	24,273	(2.6)
Other(1)	(36,493)	(29,901)	N/M
Total Company	$165,775	$151,445	(8.6)%
Adjusted EBITDA margins:
Critical illness recovery hospital	17.7%	13.6%
Rehabilitation hospital	23.1	22.9
Outpatient rehabilitation	8.2	7.9
Other(1)	N/M	N/M
Total Company	12.5%	11.2%
Total assets:
Critical illness recovery hospital	$2,608,979	$2,696,663
Rehabilitation hospital	1,233,828	1,405,911
Outpatient rehabilitation	1,423,740	1,415,655
Other(1)	228,868	177,774
Total Company	$5,495,415	$5,696,003
Purchases of property and equipment:
Critical illness recovery hospital	$15,941	$16,671
Rehabilitation hospital	7,101	25,925
Outpatient rehabilitation	9,500	9,047
Other(1)	2,744	696
Total Company	$35,286	$52,339
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M — Not meaningful.

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
For the three months ended March 31, 2025, we had revenue of $1,353.2 million and income from continuing operations before other income and expense of $112.7 million, as compared to revenue of $1,321.2 million and income from continuing operations before other income and expense of $118.5 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, Adjusted EBITDA was $151.4 million, with an Adjusted EBITDA margin of 11.2%, as compared to Adjusted EBITDA of $165.8 million and an Adjusted EBITDA margin of 12.5% for the three months ended March 31, 2024, respectively.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue was $637.0 million for the three months ended March 31, 2025, compared to $655.9 million for the three months ended March 31, 2024. The decrease in revenue was principally attributable to revenue per patient day, which was $2,179 for the three months ended March 31, 2025, compared to $2,219 for the three months ended March 31, 2024. The decrease in revenue per patient day was driven by a decrease in our Medicare rate due to lower high cost outlier revenue. Our patient days were 291,324 for the three months ended March 31, 2025, compared to 294,622 days for the three months ended March 31, 2024. Occupancy in our critical illness recovery hospitals was 73% and 71% for the three months ended March 31, 2025 and 2024, respectively.
Rehabilitation Hospital Segment.    Revenue increased 15.7% to $307.4 million for the three months ended March 31, 2025, compared to $265.7 million for the three months ended March 31, 2024. Revenue per patient day increased 6.6% to $2,234 for the three months ended March 31, 2025, compared to $2,096 for the three months ended March 31, 2024. Our patient days increased 5.1% to 122,822 days for the three months ended March 31, 2025, compared to 116,844 days for the three months ended March 31, 2024. Occupancy in our rehabilitation hospitals was 82% and 87% for the three months ended March 31, 2025 and 2024, respectively.
Outpatient Rehabilitation Segment.    Revenue increased 1.4% to $307.3 million for the three months ended March 31, 2025, compared to $303.2 million for the three months ended March 31, 2024. The increase in revenue was attributable to revenue per visit, which increased 3.0% to $102 for the three months ended March 31, 2025, compared to $99 for the three months ended March 31, 2024. Patient visits were 2,709,964 visits for the three months ended March 31, 2025, compared to 2,735,126 visits for the three months ended March 31, 2024.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,205.6 million, or 89.1% of revenue, for the three months ended March 31, 2025, compared to $1,169.2 million, or 88.5% of revenue, for the three months ended March 31, 2024. Our cost of services, a major component of which is labor expense, was $1,172.6 million, or 86.7% of revenue, for the three months ended March 31, 2025, compared to $1,120.7 million, or 84.8% of revenue, for the three months ended March 31, 2024. The increase in our cost of services relative to our revenue was principally attributable to the decrease in revenue within our Critical Illness Recovery Hospital segment. General and administrative expenses were $33.0 million, or 2.4% of revenue, for the three months ended March 31, 2025, compared to $48.4 million, or 3.7% of revenue, for the three months ended March 31, 2024. The decrease in general and administrative expenses was principally attributable to lower stock compensation expense as a result of modifications to our restricted stock awards which occurred in November 2024 in connection with the Company’s spin-off of Concentra and a reduction in personnel expense related to bonuses.
Other Operating Income
For the three months ended March 31, 2024, we had other operating income of $2.0 million.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA was $86.6 million for the three months ended March 31, 2025, compared to $115.9 million for the three months ended March 31, 2024. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 13.6% for the three months ended March 31, 2025, compared to 17.7% for the three months ended March 31, 2024. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were principally due to a decrease in revenue.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 14.7% to $70.4 million for the three months ended March 31, 2025, compared to $61.4 million for the three months ended March 31, 2024. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 22.9% for the three months ended March 31, 2025, compared to 23.1% for the three months ended March 31, 2024. The increase in our Adjusted EBITDA was principally attributable to an increase in revenue.

Outpatient Rehabilitation Segment.    Adjusted EBITDA was $24.3 million for the three months ended March 31, 2025, compared to $24.9 million for the three months ended March 31, 2024. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 7.9% for the three months ended March 31, 2025, compared to 8.2% for the three months ended March 31, 2024. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were principally attributable due to higher labor costs, partially offset by an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $34.8 million for the three months ended March 31, 2025, compared to $35.6 million for the three months ended March 31, 2024.
Income from Continuing Operations before Other Income and Expense
For the three months ended March 31, 2025, we had income from continuing operations before other income and expense of $112.7 million, compared to $118.5 million for the three months ended March 31, 2024. The decrease in income from continuing operations before other income and expense is principally attributable to a decrease in revenue within our Critical Illness Recovery Hospital segment, as discussed above under “Revenue”.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended March 31, 2025, we had equity in earnings of unconsolidated subsidiaries of $12.5 million, compared to $10.4 million for the three months ended March 31, 2024. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Interest expense was $29.1 million for the three months ended March 31, 2025, compared to $40.7 million for the three months ended March 31, 2024. The decrease in interest expense was principally due to a reduction in total debt, partially offset by the $21.5 million gain on the interest rate cap recognized during the three months ended March 31, 2024.
Income Tax Expense from Continuing Operations
We recorded income tax expense of $21.5 million for the three months ended March 31, 2025, which represented an effective tax rate of 22.3%. We recorded income tax expense of $26.7 million for the three months ended March 31, 2024, which represented an effective tax rate of 30.2%. The decrease in our effective tax rate was primarily due to lower permanent differences associated with reduced executive compensation, including the impact on state and local taxes.
Income from Discontinued Operations, Net of Tax
For the three months ended March 31, 2024, we had income from discontinued operations, net of tax, of $55.6 million, which represents the operations of Concentra.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Three Months Ended March 31,
	2024	2025
	(in thousands)
Net cash used in operating activities	$(66,689)	$(3,457)
Net cash used in investing activities	(57,657)	(52,315)
Net cash provided by financing activities	132,960	49,291
Net increase (decrease) in cash and cash equivalents	8,614	(6,481)
Cash and cash equivalents at beginning of period	84,006	59,694
Cash and cash equivalents at end of period	$92,620	$53,213
Operating activities used $3.5 million of cash flows for the three months ended March 31, 2025, compared to $66.7 million of cash flows used by operating activities for the three months ended March 31, 2024. The decrease in cash flows used by operating activities year over year was principally driven by a normalization of accounts receivable following the disruption caused by the Change Healthcare cybersecurity matter, which occurred in the first quarter of 2024, partially offset by a decrease in net income. The decrease in net income is primarily driven by spin-off of Concentra that occurred in the fourth quarter of 2024.
Our days sales outstanding was 60 days at March 31, 2025, compared to 58 days at December 31, 2024. Our days sales outstanding was 62 days at March 31, 2024, compared to 55 days at December 31, 2023. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $52.3 million of cash flows for the three months ended March 31, 2025, principally for the purchase of property and equipment. Investing activities used $57.7 million of cash flows for the three months ended March 31, 2024. The principal uses of cash were $52.5 million for purchases of property and equipment, and $5.4 million for investments in and acquisitions of businesses.
Financing activities provided $49.3 million of cash flows for the three months ended March 31, 2025. The principal sources of cash were net borrowings under our revolving facility of $75.0 million and net borrowings on our other debt of $8.3 million. The principal uses of cash were $14.7 million for distributions to and purchases of non-controlling interests, $11.4 million for repurchases of common stock, and $8.1 million of dividend payments to common stockholders. Financing activities provided $133.0 million of cash flows for the three months ended March 31, 2024. The principal sources of cash were net borrowings under our revolving facility of $230.0 million and net borrowings on our other debt of $8.7 million. The principal uses of cash were payments of $79.1 million on our term loan, $16.0 million of dividend payments to common stockholders, and $12.8 million for distributions to and purchases of non-controlling interests.

Capital Resources
Working capital.  We had net working capital of $147.5 million at March 31, 2025, compared to $42.1 million at December 31, 2024. The increase in net working capital was principally due to an increase our accounts receivable.
Credit facilities. At March 31, 2025, Select had outstanding borrowings under its credit facilities consisting of a $1,047.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $8.0 million) and borrowings of $180.0 million under its revolving facility. At March 31, 2025, Select had $377.5 million of availability under its revolving facility after giving effect to $42.5 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2025, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the three months ended March 31, 2025, Holdings repurchased 649,804 shares at a cost of approximately $11.4 million, or $17.52 per share, which includes transaction costs. Since the inception of the program through March 31, 2025, Holdings has repurchased 48,884,627 shares at a cost of approximately $611.7 million, or $12.51 per share, which includes transaction costs.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of March 31, 2025, we had cash and cash equivalents of $53.2 million and $377.5 million of availability under our revolving facilities after giving effect to $180.0 million of outstanding borrowings and $42.5 million of outstanding letters of credit.
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
Dividend
On April 30, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about May 29, 2025 to stockholders of record as of the close of business on May 15, 2025.
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
Effects of Inflation
The healthcare industry is labor intensive and our largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. We have recently experienced higher labor costs related to an inflationary environment and competitive labor market. In addition, suppliers have passed along rising costs to us in the form of higher prices. Higher prices could also result from the impact of proposed tariffs. We cannot predict our ability to pass along cost increases to our customers.
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
At March 31, 2025, Select had outstanding borrowings under its Credit Facilities consisting of a $1,047.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $8.0 million) and $180.0 million of borrowings under its revolving facility, which bear interest at variable rates.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap effective on March 31, 2025, which limits the Term SOFR rate to 4.5% on $1.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through March 31, 2028. As of March 31, 2025, the Term SOFR rate was 4.32%. As of March 31, 2025, we had $47.4 million of term loan borrowings which would be subject to variable interest rates if the Term SOFR rate were to exceed 4.5%.
As of March 31, 2025, a 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $2.4 million per year. Each subsequent 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $0.6 million per year.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The risk factor set forth in this report updates, and should be read together with, the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Risks Related to Our Business
Changes to United States tariff and import/export regulations and macroeconomic conditions may have a negative effect on our business, financial condition and results of operations.
The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs (including retaliatory tariffs in response to tariffs imposed by the United States). These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors and uncertain and volatile macroeconomic conditions, including low productivity growth, declining business investment, inflationary pressures, fluctuating interests rates, concerns regarding the level of U.S. debt, shifts in monetary and fiscal policy, strained international trade relations, and heightened geopolitical pressures could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.
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
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2025	—	$—	—	$399,677,961
February 1 - February 28, 2025	—	—	—	399,677,961
March 1 - March 31, 2025	649,804	17.52	649,804	388,290,962
Total	649,804	$17.52	649,804	$388,290,962
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On February 28, 2025, Brian Rusignuolo, the Company’s Chief Information Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 40,000 shares of common stock for Brian Rusignuolo. The plan will expire on March 1, 2026, subject to early termination in accordance with the terms of the plan.

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

Dated:  May 1, 2025