Form 10-Q
period 2025-06-30
SELECT MEDICAL HOLDINGS CORP
filed 2025-07-31
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2025, Select Medical Holdings Corporation had outstanding 123,989,261 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2024	June 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$59,694	$52,349
Accounts receivable	821,385	909,460
Prepaid income taxes	26,601	7,223
Other current assets	112,097	111,858
Total Current Assets	1,019,777	1,080,890
Operating lease right-of-use assets	908,095	938,624
Property and equipment, net	872,185	921,741
Goodwill	2,331,898	2,331,898
Identifiable intangible assets, net	103,183	101,925
Other assets	372,813	367,172
Total Assets	$5,607,951	$5,742,250
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,803	$16,506
Current operating lease liabilities	179,601	182,150
Current portion of long-term debt and notes payable	20,269	20,326
Accounts payable	142,157	163,265
Accrued and other liabilities	609,821	556,743
Total Current Liabilities	977,651	938,990
Non-current operating lease liabilities	787,124	818,128
Long-term debt, net of current portion	1,691,546	1,839,631
Non-current deferred tax liability	81,497	72,946
Other non-current liabilities	73,038	73,293
Total Liabilities	3,610,856	3,742,988
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	10,167	8,493
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 128,962,850 and 122,775,718 shares issued and outstanding at 2024 and 2025, respectively	129	123
Capital in excess of par	911,080	867,347
Retained earnings	770,146	804,728
Accumulated other comprehensive loss	—	(5,157)
Total Stockholders’ Equity	1,681,355	1,667,041
Non-controlling interests	305,573	323,728
Total Equity	1,986,928	1,990,769
Total Liabilities and Equity	$5,607,951	$5,742,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	$1,281,748	$1,339,579	$2,602,959	$2,692,751
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,121,943	1,184,129	2,242,654	2,356,740
General and administrative	49,878	35,663	98,325	68,671
Depreciation and amortization	36,069	34,848	71,653	69,656
Total costs and expenses	1,207,890	1,254,640	2,412,632	2,495,067
Other operating income (loss)	(2)	1,592	1,998	1,592
Income from continuing operations before other income and expense	73,856	86,531	192,325	199,276
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	9,991	13,618	20,412	26,130
Interest expense	(27,994)	(29,978)	(68,675)	(59,050)
Income from continuing operations before income taxes	55,853	70,171	144,062	166,356
Income tax expense from continuing operations	18,215	12,292	44,895	33,745
Income from continuing operations, net of tax	37,638	57,879	99,167	132,611
Discontinued operations:
Income from discontinued business	71,155	—	136,571	—
Income tax expense from discontinued business	14,027	—	23,805	—
Income from discontinued operations, net of tax	57,128	—	112,766	—
Net income	94,766	57,879	211,933	132,611
Less: Net income attributable to non-controlling interests	17,203	17,308	37,473	35,359
Net income attributable to Select Medical Holdings Corporation	$77,563	$40,571	$174,460	$97,252
Net income attributable to Select Medical Holdings Corporation’s common stockholders:
Income from continuing operations, net of tax	21,757	40,571	64,339	97,252
Income from discontinued operations, net of tax	55,806	—	110,121	—
Net income attributable to Select Medical Holdings Corporation’s common stockholders	$77,563	$40,571	$174,460	$97,252
Earnings per common share (Note 12):
Continuing operations - basic and diluted	$0.17	$0.32	$0.50	$0.76
Discontinued operations - basic and diluted	0.43	—	0.85	—
Total earnings per common share - basic and diluted	$0.60	$0.32	$1.35	$0.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Net income	$94,766	$57,879	$211,933	$132,611
Other comprehensive loss, net of tax:
Gain (loss) on interest rate cap contract	1,323	(2,065)	5,693	(5,171)
Reclassification adjustment for (gains) losses included in net income	(26,471)	14	(42,818)	14
Net change, net of tax benefit of $7,942, $648, $11,724, and $1,628	(25,148)	(2,051)	(37,125)	(5,157)
Comprehensive income	69,618	55,828	174,808	127,454
Less: Comprehensive income attributable to non-controlling interests	17,203	17,308	37,473	35,359
Comprehensive income attributable to Select Medical Holdings Corporation	$52,415	$38,520	$137,335	$92,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2025

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,963	$129	$911,080	$770,146	$—	$1,681,355	$305,573	$1,986,928
Net income attributable to Select Medical Holdings Corporation				56,681		56,681		56,681
Net income attributable to non-controlling interests						—	16,288	16,288
Cash dividends declared for common stockholders ($0.0625 per share)				(8,060)		(8,060)		(8,060)
Issuance of restricted stock	1	0	0			—		—
Vesting of restricted stock			3,892			3,892		3,892
Repurchase of common shares	(650)	(1)	(6,104)	(5,284)		(11,389)		(11,389)
Issuance of non-controlling interests						—	7,944	7,944
Distributions to and purchases of non-controlling interests						—	(12,183)	(12,183)
Redemption value adjustment on non-controlling interests				21		21		21
Other comprehensive loss					(3,106)	(3,106)		(3,106)
Balance at March 31, 2025	128,314	$128	$908,868	$813,504	$(3,106)	$1,719,394	$317,622	$2,037,016
Net income attributable to Select Medical Holdings Corporation				40,571		40,571		40,571
Net income attributable to non-controlling interests						—	16,116	16,116
Cash dividends declared for common stockholders ($0.0625 per share)				(7,885)		(7,885)		(7,885)
Issuance of restricted stock	256	0	0			—		—
Vesting of restricted stock			4,032			4,032		4,032
Repurchase of common shares	(5,794)	(5)	(45,609)	(41,462)		(87,076)		(87,076)
Issuance of non-controlling interests						—	2,962	2,962
Distributions to and purchases of non-controlling interests			56			56	(12,972)	(12,916)
Other comprehensive loss					(2,051)	(2,051)		(2,051)
Balance at June 30, 2025	122,776	$123	$867,347	$804,728	$(5,157)	$1,667,041	$323,728	$1,990,769

	For the Six Months Ended June 30, 2024

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	128,369	$128	$493,413	$751,856	$42,907	$1,288,304	$259,414	$1,547,718
Net income attributable to Select Medical Holdings Corporation				96,897		96,897		96,897
Net income attributable to non-controlling interests						—	17,845	17,845
Cash dividends declared for common stockholders ($0.125 per share)				(16,045)		(16,045)		(16,045)
Issuance of restricted stock	1	0	0			—		—
Forfeitures of unvested restricted stock	(12)	0	0	14		14		14
Vesting of restricted stock			11,596			11,596		11,596
Issuance of non-controlling interests						—	4,002	4,002
Distributions to and purchases of non-controlling interests			394			394	(10,900)	(10,506)
Redemption value adjustment on non-controlling interests				(1,901)		(1,901)		(1,901)
Other comprehensive loss					(11,977)	(11,977)		(11,977)
Balance at March 31, 2024	128,358	$128	$505,403	$830,821	$30,930	$1,367,282	$270,361	$1,637,643
Net income attributable to Select Medical Holdings Corporation				77,563		77,563		77,563
Net income attributable to non-controlling interests						—	14,863	14,863
Cash dividends declared for common stockholders ($0.125 per share)				(16,254)		(16,254)		(16,254)
Issuance of restricted stock	1,725	2	(2)			—		—
Forfeitures of unvested restricted stock	(6)	0	0	6		6		6
Vesting of restricted stock			14,408			14,408		14,408
Repurchase of common shares	(51)		(529)	(871)		(1,400)		(1,400)
Issuance of non-controlling interests						—	9,750	9,750
Distributions to and purchases of non-controlling interests						—	(4,598)	(4,598)
Redemption value adjustment on non-controlling interests				132		132		132
Other comprehensive loss					(25,148)	(25,148)		(25,148)
Balance at June 30, 2024	130,026	$130	$519,280	$891,397	$5,782	$1,416,589	$290,376	$1,706,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2024	2025
Operating activities
Net income	$211,933	$132,611
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	14,130	31,092
Depreciation and amortization	108,008	69,656
Provision for expected credit losses	1,460	1,555
Equity in earnings of unconsolidated subsidiaries	(16,736)	(26,130)
Gain on sale or disposal of assets	(1,022)	(43)
Stock compensation expense	26,023	7,924
Amortization of debt discount, premium, and issuance costs	1,492	1,569
Deferred income taxes	(34,339)	(7,348)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(139,109)	(89,631)
Other current assets	6,557	562
Other assets	(12,847)	3,459
Accounts payable	(7,614)	21,094
Accrued expenses	53,527	(39,535)
Net cash provided by operating activities	211,463	106,835
Investing activities
Business combinations, net of cash acquired	(5,993)	—
Purchases of property and equipment	(108,065)	(117,023)
Proceeds from sale of assets	2,333	39
Net cash used in investing activities	(111,725)	(116,984)
Financing activities
Borrowings on revolving facilities	715,000	770,000
Payments on revolving facilities	(650,000)	(625,000)
Payments on term loans	(79,085)	(5,250)
Borrowings of other debt	17,728	21,353
Principal payments on other debt	(23,261)	(16,691)
Dividends paid to common stockholders	(32,299)	(15,945)
Repurchases of common stock	(1,400)	(97,565)
Decrease in overdrafts	(6,648)	(9,297)
Proceeds from issuance of non-controlling interests	5,751	10,906
Distributions to and purchases of non-controlling interests	(18,370)	(29,707)
Net cash provided by (used in) financing activities	(72,584)	2,804
Net increase (decrease) in cash and cash equivalents	27,154	(7,345)
Cash and cash equivalents at beginning of period	84,006	59,694
Cash and cash equivalents at end of period	$111,160	$52,349
Supplemental information
Cash paid for interest, excluding amounts received of $44,954 under the interest rate cap contract during the six months ended June 30, 2024	$141,878	$62,065
Cash paid for taxes	60,826	21,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of June 30, 2025, and for the three and six month periods ended June 30, 2024 and 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2025.
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
In connection with the separation and distribution of Concentra’s common stock, the Company and Concentra also entered into several agreements to provide a framework of our ongoing relationship with Concentra, including a transition services agreement (“TSA”), a separation agreement, a tax matters agreement and an employee matters agreement. The services under the TSA generally are a continuation of the support services provided by Select to Concentra prior to the IPO. The fee for support services provided to Concentra was $3.5 million and $7.2 million for the three and six months ended June 30, 2025, respectively. The income from the support services fees, as well as the cost to provide these services, are included within General and Administrative expense on the condensed consolidated statements of operations. The provision of services under the TSA will terminate no later than November 26, 2026.
The results of Concentra are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and six months ended June 30, 2024.
Certain key selected financial information included in Income from discontinued operations, net of tax, for Concentra is as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Revenue	$477,915	$945,513
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	376,101	750,000
Depreciation and amortization	17,870	36,355
Total costs and expenses	393,971	786,355
Other operating income	—	284
Income from operations	83,944	159,442
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	(3,676)	(3,676)
Interest expense(1)	(9,113)	(19,195)
Income from discontinued operations before income taxes	71,155	136,571
Income tax expense	14,027	23,805
Income from discontinued operations, net of tax	57,128	112,766
Less: Net income attributable to non-controlling interests	1,322	2,645
Income from discontinued operations, net of tax, attributable to Select Medical Holdings Corporation’s common stockholders	$55,806	$110,121
_______________________________________________________________________________
(1)    For the three and six months ended June 30, 2024, interest expense includes allocated interest expense of $9.3 million and $19.3 million, respectively. Interest was allocated in accordance with the terms of an intercompany promissory note in place between the Company and Concentra prior to the separation.

The following is selected financial information included on the Condensed Consolidated Statements of Cash Flows for Concentra:

For the Six Months Ended June 30, 2024
Depreciation and amortization	$36,355
Cash flows from investing activities:
Purchases of property, equipment, and other assets	$32,494
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 21% and 24% of the Company’s accounts receivable is due from Medicare at December 31, 2024, and June 30, 2025, respectively.
5.     Leases
The Company’s total lease cost is as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2025
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$56,155	$1,833	$57,988	$59,716	$1,833	$61,549
Finance lease cost:
Amortization of right-of-use assets	143	—	143	143	—	143
Interest on lease liabilities	244	—	244	235	—	235
Variable lease cost	11,882	16	11,898	12,914	—	12,914
Sublease income	(1,681)	—	(1,681)	(1,894)	—	(1,894)
Total lease cost	$66,743	$1,849	$68,592	$71,114	$1,833	$72,947

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2025
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$110,420	$3,667	$114,087	$118,699	$3,667	$122,366
Finance lease cost:
Amortization of right-of-use assets	286	—	286	286	—	286
Interest on lease liabilities	493	—	493	474	—	474
Variable lease cost	23,702	16	23,718	25,347	—	25,347
Sublease income	(3,441)	—	(3,441)	(3,525)	—	(3,525)
Total lease cost	$131,460	$3,683	$135,143	$141,281	$3,667	$144,948

6.     Accrued and other liabilities
The following table sets forth the components of accrued and other liabilities on the Condensed Consolidated Balance Sheets:

	December 31, 2024	June 30, 2025

Accrued payroll	$183,045	$127,999
Accrued vacation	122,376	129,702
Accrued interest	9,075	5,351
Accrued other	288,681	286,400
Income taxes payable	6,644	7,291
Accrued and other liabilities	$609,821	$556,743
7.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on the Select term loan, which bears interest at a rate that is indexed to one-month Term SOFR. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The Company had an interest rate cap which matured on September 30, 2024. During the three months ended March 31, 2025, the Company entered into a new interest rate cap with a scheduled maturity of March 31, 2028. The interest rate cap limits the Company’s exposure to increases in the variable rate index to 4.5% on $1.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 4.5%. The interest rate cap has a deferred premium that the Company pays monthly over the term of the agreement. The annual premium is equal to 0.3300% of the notional amount, or approximately $3.3 million.
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
The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Six Months Ended June 30,
	2024	2025
	(in thousands)
Balance as of January 1	$42,907	$—
Gain (loss) on interest rate cap cash flow hedge	4,370	(3,106)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,347)	—
Balance as of March 31	$30,930	$(3,106)
Gain (loss) on interest rate cap cash flow hedge	1,323	(2,065)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,071)	14
Amounts reclassified from accumulated other comprehensive income (loss) - forecasted transactions probable not to occur	(10,400)	—
Balance as of June 30	$5,782	$(5,157)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations	2024	2025	2024	2025
	(in thousands)
Gains (losses) included in interest expense	$34,830	$(19)	$56,340	$(19)
Income tax benefit (expense)	(8,359)	5	(13,522)	5
Amounts reclassified from accumulated other comprehensive income (loss)	$26,471	$(14)	$42,818	$(14)
The Company expects that approximately $1.3 million of estimated pre-tax losses will be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months.

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

Financial Instrument	Balance Sheet Classification	Level	June 30, 2025
Liability:			(in thousands)
Interest rate cap contract, current portion	Accrued other	Level 2	$3,146
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	2,824
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

		December 31, 2024		June 30, 2025
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$539,363	$528,000	$540,028	$553,647
Credit facilities:
Revolving facility	Level 2	105,000	102,900	250,000	245,000
Term loan	Level 2	1,041,661	1,051,313	1,037,032	1,046,056
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.
9.     Long-Term Debt and Notes Payable
As of June 30, 2025, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$550,000	$—	$(9,972)	$540,028	$553,647
Credit facilities:
Revolving facility	250,000	—	—	250,000	245,000
Term loan	1,044,750	(2,492)	(5,226)	1,037,032	1,046,056
Other debt, including finance leases	33,350	—	(453)	32,897	32,897
Total debt	$1,878,100	$(2,492)	$(15,651)	$1,859,957	$1,877,600

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$—	$—	$550,000	$550,000
Credit facilities:
Revolving facility	—	—	—	—	250,000	—	250,000
Term loan	5,250	10,500	10,500	10,500	10,500	997,500	1,044,750
Other debt, including finance leases	8,651	2,842	1,637	54	58	20,108	33,350
Total debt	$13,901	$13,342	$12,137	$10,554	$260,558	$1,567,608	$1,878,100
As of December 31, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$550,000	$—	$(10,637)	$539,363	$528,000
Credit facilities:
Revolving facility	105,000	—	—	105,000	102,900
Term loan	1,050,000	(2,693)	(5,646)	1,041,661	1,051,313
Other debt, including finance leases	26,282	—	(491)	25,791	25,791
Total debt	$1,731,282	$(2,693)	$(16,774)	$1,711,815	$1,708,004
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$604,921	$267,831	$315,496	$93,500	$1,281,748
Personnel expense	342,151	150,285	222,161
Other segment items (1)	190,937	55,592	64,566
Adjusted EBITDA	71,833	61,954	28,769
Total assets	2,659,137	1,241,445	1,415,573	200,169	5,516,324
Capital expenditures	17,616	14,818	8,162	(311)	40,285

	Three Months Ended June 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$601,139	$313,775	$327,584	$97,081	$1,339,579
Personnel expense	348,845	175,441	231,689
Other segment items (1)	196,011	67,287	65,382
Adjusted EBITDA	56,283	71,047	30,513
Total assets	2,687,401	1,479,225	1,414,168	161,456	5,742,250
Capital expenditures	23,239	31,345	9,844	256	64,684

	Six Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$1,260,801	$533,531	$618,654	$189,973	$2,602,959
Personnel expense	691,445	297,935	437,578
Other segment items (1)	381,583	112,242	127,379
Adjusted EBITDA	187,773	123,354	53,697
Total assets	2,659,137	1,241,445	1,415,573	200,169	5,516,324
Capital expenditures	33,557	21,919	17,662	2,433	75,571

	Six Months Ended June 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$1,238,169	$621,163	$634,926	$198,493	$2,692,751
Personnel expense	697,393	346,251	451,127
Other segment items (1)	397,844	133,441	129,013
Adjusted EBITDA	142,932	141,471	54,786
Total assets	2,687,401	1,479,225	1,414,168	161,456	5,742,250
Capital expenditures	39,910	57,270	18,891	952	117,023
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
(1)    Other segment items consist of facilities expense, other operating expenses, and other operating income.
A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
	(in thousands)
Adjusted EBITDA - Critical Illness Recovery Hospital Segment	$71,833	$56,283	$187,773	$142,932
Adjusted EBITDA - Rehabilitation Hospital Segment	61,954	71,047	123,354	141,471
Adjusted EBITDA - Outpatient Rehabilitation Segment	28,769	30,513	53,697	54,786
Other revenue	93,500	97,081	189,973	198,493
Other cost of services (1)	(93,500)	(97,081)	(189,973)	(198,493)
Other general and administrative expenses (1)	(37,827)	(32,504)	(74,320)	(62,405)
Other other operating income	—	72	—	72
Depreciation and amortization	(36,069)	(34,848)	(71,653)	(69,656)
Stock compensation expense	(14,247)	(4,032)	(25,691)	(7,924)
Concentra separation transaction costs	(557)	—	(835)	—
Equity in earnings of unconsolidated subsidiaries	9,991	13,618	20,412	26,130
Interest expense	(27,994)	(29,978)	(68,675)	(59,050)
Income from continuing operations before income taxes	$55,853	$70,171	$144,062	$166,356
_______________________________________________________________________________
(1)    Exclusive of depreciation, amortization and stock compensation expense.

11.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and six months ended June 30, 2024 and 2025:

	Three Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$194,768	$119,444	$48,013	$—	$362,225
Non-Medicare	409,266	135,911	248,218	—	793,395
Total patient services revenues	604,034	255,355	296,231	—	1,155,620
Other revenue	887	12,476	19,265	93,500	126,128
Total revenue	$604,921	$267,831	$315,496	$93,500	$1,281,748

	Three Months Ended June 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$188,247	$144,373	$48,938	$—	$381,558
Non-Medicare	411,905	155,788	258,604	—	826,297
Total patient services revenues	600,152	300,161	307,542	—	1,207,855
Other revenue	987	13,614	20,042	97,081	131,724
Total revenue	$601,139	$313,775	$327,584	$97,081	$1,339,579

	Six Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$421,029	$245,830	$93,854	$—	$760,713
Non-Medicare	837,932	262,488	487,831	—	1,588,251
Total patient services revenues	1,258,961	508,318	581,685	—	2,348,964
Other revenue	1,840	25,213	36,969	189,973	253,995
Total revenue	$1,260,801	$533,531	$618,654	$189,973	$2,602,959

	Six Months Ended June 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$392,111	$285,714	$94,038	$—	$771,863
Non-Medicare	844,090	308,828	503,048	—	1,655,966
Total patient services revenues	1,236,201	594,542	597,086	—	2,427,829
Other revenue	1,968	26,621	37,840	198,493	264,922
Total revenue	$1,238,169	$621,163	$634,926	$198,493	$2,692,751

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
(i)Income attributable to the Company from continuing operations, net of tax, is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and six months ended June 30, 2024 and 2025.
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

	Basic and Diluted EPS
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
	(in thousands)
Income from continuing operations, net of tax	$37,638	$57,879	$99,167	$132,611
Less: net income attributable to non-controlling interests	15,881	17,308	34,828	35,359
Income from continuing operations, net of tax, attributable to Select Medical Holdings Corporation’s common stockholders	21,757	40,571	64,339	97,252
Less: distributed and undistributed net income attributable to participating securities	932	820	2,508	1,965
Distributed and undistributed income from continuing operations, net of tax, attributable to common shares	$20,825	$39,751	$61,831	$95,287
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended June 30,
	2024			2025
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$20,825	123,946	$0.17	$39,751	123,359	$0.32
Participating securities	932	5,550	$0.17	820	2,545	$0.32
Total Company	$21,757			$40,571

	Six Months Ended June 30,
	2024			2025
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$61,831	123,902	$0.50	$95,287	124,774	$0.76
Participating securities	2,508	5,026	$0.50	1,965	2,573	$0.76
Total Company	$64,339			$97,252
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
Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In October and December 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May

2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended by a first amended complaint in October 2021 and by a second amended complaint in July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in the Company’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc., and Select Employment Services, Inc. The second amended complaint alleged that the defendants billed Federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. In June 2025, the U.S. District Court granted the Company's motion to dismiss the second amended complaint, and allowed Ms. Kane a final opportunity to amend her lawsuit. In July 2025, Ms. Kane filed her third amended complaint, which contains substantially the same allegations as the second amended complaint. The Company intends to file a motion to dismiss the third amended complaint. At this time, the Company is unable to predict the timing and outcome of this matter.
14.     Subsequent Events
On July 30, 2025, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about August 28, 2025, to stockholders of record as of the close of business on August 13, 2025.

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

Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of June 30, 2025, we had operations in 40 states and the District of Columbia. We operated 104 critical illness recovery hospitals in 29 states, 36 rehabilitation hospitals in 14 states, and 1,919 outpatient rehabilitation clinics in 39 states and the District of Columbia.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, and the outpatient rehabilitation segment. We had revenue of $2,692.8 million for the six months ended June 30, 2025. Of this total, we earned approximately 46% of our revenue from our critical illness recovery hospital segment, approximately 23% from our rehabilitation hospital segment, and approximately 24% from our outpatient rehabilitation segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services.
On July 26, 2024, Concentra Group Holdings Parent, Inc. (“Concentra”), a then wholly-owned subsidiary of Select, completed an initial public offering of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of Concentra’s common stock for net proceeds of $16.7 million after deducting discounts and commission of $1.0 million. On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra to its stockholders. Following the completion of the distribution, the Company no longer owns any shares of Concentra common stock. The results of Concentra are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and six months ended June 30, 2024.

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
The following table reconciles income from continuing operations, net of tax, to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
	(in thousands)
Income from continuing operations, net of tax	$37,638	$57,879	$99,167	$132,611
Income tax expense from continuing operations	18,215	12,292	44,895	33,745
Interest expense	27,994	29,978	68,675	59,050
Equity in earnings of unconsolidated subsidiaries	(9,991)	(13,618)	(20,412)	(26,130)
Income from continuing operations before other income and expense	73,856	86,531	192,325	199,276
Stock compensation expense:
Included in general and administrative	11,874	3,159	21,556	6,267
Included in cost of services	2,373	873	4,135	1,657
Depreciation and amortization	36,069	34,848	71,653	69,656
Concentra separation transaction costs	557	—	835	—
Adjusted EBITDA	$124,729	$125,411	$290,504	$276,856

Summary Financial Results
Three Months Ended June 30, 2025
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended June 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$601,139	$313,775	$327,584	$97,081	$1,339,579
Operating expenses	(546,376)	(242,728)	(297,071)	(133,617)	(1,219,792)
Depreciation and amortization	(16,621)	(7,492)	(9,057)	(1,678)	(34,848)
Other operating income	1,520	—	—	72	1,592
Income (loss) from continuing operations before other income and expense	$39,662	$63,555	$21,456	$(38,142)	$86,531
Depreciation and amortization	16,621	7,492	9,057	1,678	34,848
Stock compensation expense	—	—	—	4,032	4,032
Adjusted EBITDA	$56,283	$71,047	$30,513	$(32,432)	$125,411
Adjusted EBITDA margin	9.4%	22.6%	9.3%	N/M	9.4%

	Three Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$604,921	$267,831	$315,496	$93,500	$1,281,748
Operating expenses	(533,088)	(205,877)	(286,725)	(146,131)	(1,171,821)
Depreciation and amortization	(17,590)	(7,221)	(9,139)	(2,119)	(36,069)
Other operating loss	—	—	(2)	—	(2)
Income (loss) from continuing operations before other income and expense	$54,243	$54,733	$19,630	$(54,750)	$73,856
Depreciation and amortization	17,590	7,221	9,139	2,119	36,069
Concentra separation transaction costs	—	—	—	557	557
Stock compensation expense	—	—	—	14,247	14,247
Adjusted EBITDA	$71,833	$61,954	$28,769	$(37,827)	$124,729
Adjusted EBITDA margin	11.9%	23.1%	9.1%	N/M	9.7%
Income from continuing operations, net of tax, was $57.9 million for the three months ended June 30, 2025, compared to $37.6 million for the three months ended June 30, 2024.
The following table summarizes changes in segment performance measures for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	(0.6)%	17.2%	3.8%	3.8%	4.5%
Change in income from continuing operations before other income and expense	(26.9)%	16.1%	9.3%	N/M	17.2%
Change in Adjusted EBITDA	(21.6)%	14.7%	6.1%	N/M	0.5%
_______________________________________________________________________________
N/M —     Not meaningful.

Six Months Ended June 30, 2025
The following tables reconcile our segment performance measures to our consolidated operating results:

	Six Months Ended June 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$1,238,169	$621,163	$634,926	$198,493	$2,692,751
Operating expenses	(1,096,757)	(479,692)	(580,140)	(268,822)	(2,425,411)
Depreciation and amortization	(33,269)	(14,870)	(18,109)	(3,408)	(69,656)
Other operating income	1,520	—	—	72	1,592
Income (loss) from continuing operations before other income and expense	$109,663	$126,601	$36,677	$(73,665)	$199,276
Depreciation and amortization	33,269	14,870	18,109	3,408	69,656
Stock compensation expense	—	—	—	7,924	7,924
Adjusted EBITDA	$142,932	$141,471	$54,786	$(62,333)	$276,856
Adjusted EBITDA margin	11.5%	22.8%	8.6%	N/M	10.3%

	Six Months Ended June 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$1,260,801	$533,531	$618,654	$189,973	$2,602,959
Operating expenses	(1,075,028)	(410,177)	(564,955)	(290,819)	(2,340,979)
Depreciation and amortization	(34,747)	(14,356)	(18,320)	(4,230)	(71,653)
Other operating income (loss)	2,000	—	(2)	—	1,998
Income (loss) from continuing operations before other income and expense	$153,026	$108,998	$35,377	$(105,076)	$192,325
Depreciation and amortization	34,747	14,356	18,320	4,230	71,653
Concentra separation transaction costs	—	—	—	835	835
Stock compensation expense	—	—	—	25,691	25,691
Adjusted EBITDA	$187,773	$123,354	$53,697	$(74,320)	$290,504
Adjusted EBITDA margin	14.9%	23.1%	8.7%	N/M	11.2%
Income from continuing operations, net of tax, was $132.6 million for the six months ended June 30, 2025, compared to $99.2 million for the six months ended June 30, 2024.
The following table summarizes the changes in our segment performance measures for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	(1.8)%	16.4%	2.6%	4.5%	3.4%
Change in income from continuing operations before other income and expense	(28.3)%	16.1%	3.7%	N/M	3.6%
Change in Adjusted EBITDA	(23.9)%	14.7%	2.0%	N/M	(4.7)%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 29% of our revenue for both the six months ended June 30, 2025, and for the year ended December 31, 2024.
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
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (Pub. L. No. 119-21) (“OBBBA”) into law. OBBBA made several significant changes to Medicaid funding and coverage requirements beginning in 2027 that will impact many health care providers. The Congressional Budget Office (“CBO”) estimates that OBBBA will reduce federal funding for Medicaid and the Children’s Health Insurance Program by approximately $1 trillion over the next 10 years. The OBBBA includes significant proposed changes to Medicaid provider taxes, provider tax waivers and state directed payments. OBBBA will likely result in many states needing to reform their Medicaid programs to account for the reduced federal funding. Responses by individual states could include adjustments to provider tax assessments, cuts to their Medicaid reimbursement rates for providers, and eliminating Medicaid coverage for certain optional services or patient populations. At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future financial condition or results of operations; however, we may experience decreased reimbursement from governmental health care programs as a result. Additionally, as discussed below under the “Medicare Reimbursement of Outpatient Rehabilitation Clinic Services,” the OBBBA requires CMS to implement a statuary increase of 2.5% to the calendar year 2026 MPFS conversion factor. Finally, the OBBBA contains a broad range of tax reform provisions that could impact businesses, which we are in the process of evaluating.

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
Fiscal Year 2026. On April 30, 2025, CMS published a proposed rule to update policies and payment rates for the LTCH-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). CMS is expected to issue the final rule by August 1 or shortly thereafter if there is good cause for later publication. The proposed standard federal rate for fiscal year 2026 is $50,729, an increase from the standard federal rate applicable during fiscal year 2025 of $49,383. The proposed update to the standard federal rate for fiscal year 2026 includes a market basket increase of 3.4%, less a productivity adjustment of 0.8%. The proposed standard federal rate also includes an area wage budget neutrality factor of 1.0012146. The proposed fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $91,247, an increase from the fixed-loss amount in the 2025 fiscal year of $77,048. The proposed fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $44,305, a decrease from the fixed-loss amount in the 2025 fiscal year of $46,217.
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
Fiscal Year 2026. On April 30, 2025, CMS published a proposed rule to update policies and payment rates for the IRF-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). CMS is expected to issue the final rule by August 1 or shortly thereafter if there is good cause for later publication. The standard payment conversion factor for discharges for fiscal year 2026 would be set at $19,364, an increase from the standard payment conversion factor applicable during fiscal year 2025 of $18,907. The update to the standard payment conversion factor for fiscal year 2026, if adopted, would include a market basket increase of 3.4%, less a productivity adjustment of 0.8%. CMS proposed to decrease the outlier threshold amount for fiscal year 2026 to $11,971 from $12,043 established in the final rule for fiscal year 2025.

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
For calendar year 2024, CMS expected that its final policies for 2024 would result in a 3% decrease in Medicare payments for the therapy specialty. The policies CMS announced in the calendar year 2025 MPFS final rule reduced Medicare payments for the physical and occupational therapy services we provide by approximately 3%. Although Congress did not provide for any increases to MPFS payments in calendar year 2025, Congress directed the Secretary to increase calendar year 2026 MPFS payments by 2.5% in section 71202 of OBBBA. In the display copy of the calendar year 2026 MPFS proposed rule, CMS proposes to implement this OBBBA statutory 2.5% increase to the conversion factor for calendar year 2026, along with the two separate conversion factors based on alternative payment model (“APM”) participation as required under the Medicare Access and CHIP Reauthorization Act ("MACRA"). Starting in 2026 as required by MACRA, eligible professionals participating in an APM who meet certain criteria will receive an annual update of 0.75%, while all other professionals will receive an annual update of 0.25%. CMS expects that its proposed policies for 2026 will result in a 1% decrease in Medicare payments for the therapy specialty but it did not consider the statutory increases to the conversion factor and APM in its therapy specialty estimated impact. After factoring in these statutory increases, the calendar year 2026 MPFS final rule will increase Medicare payments for the physical and occupational therapy services we provide by approximately 2%.
CMS also proposes changes to the quality payment program, including changes to support the transition from the Merit‑Based Incentive Payment System (“MIPS”) to the MIPS Value Pathways (“MVPs”). First, CMS proposes revisions to the existing 21 MVPs that were adopted in the calendar years 2022-2025 final rules. CMS would remove certain measures and improvement activities from these MVPs and add other quality measures for MVP participants to choose from for data reporting. This proposal includes a new “Advancing Health and Wellness” subcategory with new measures to report under the improvement activities performance category. For the rehabilitative support for musculoskeletal care MVP, which is most applicable to clinicians who specialize in rehabilitation support for musculoskeletal care (including physical therapists and occupational therapists), CMS proposes to add two quality measures and three improvement activities, and remove one quality measure. CMS is also considering modifications to four qualified clinical data registry measures for this MVP. Finally, CMS proposes to add six new MVPs. If finalized, these new MVPs would be available for voluntary reporting for the calendar year 2026 performance period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	107	104	107	104
Number of hospitals acquired	—	—	—	—
Number of hospital start-ups	1	—	1	—
Number of hospitals closed/sold	(1)	—	(1)	—
Number of consolidated hospitals—end of period(1)	107	104	107	104
Available licensed beds(3)	4,546	4,411	4,546	4,411
Admissions(3)(4)	8,888	8,966	18,417	18,317
Patient days(3)(5)	279,241	278,916	573,863	570,240
Average length of stay (days)(3)(6)	31	30	31	31
Revenue per patient day(3)(7)	$2,159	$2,148	$2,190	$2,164
Occupancy rate(3)(8)	67%	69%	69%	71%
Percent patient days—Medicare(3)(9)	34%	35%	35%	35%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)(3)	21	23	21	23
Number of hospitals acquired	—	—	—	—
Number of hospital start-ups	—	1	—	1
Number of hospitals closed/sold	—	—	—	—
Number of consolidated hospitals—end of period(1)(3)	21	24	21	24
Number of unconsolidated hospitals managed—end of period(2)(3)	12	12	12	12
Total number of hospitals (all)—end of period(3)	33	36	33	36
Available licensed beds(3)	1,535	1,697	1,535	1,697
Admissions(3)(4)	8,325	9,102	16,600	17,950
Patient days(3)(5)	117,045	125,927	233,889	248,749
Average length of stay (days)(3)(6)	14	14	14	14
Revenue per patient day(3)(7)	$2,113	$2,236	$2,105	$2,235
Occupancy rate(3)(8)	84%	82%	85%	82%
Percent patient days—Medicare(3)(9)	47%	50%	48%	50%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,624	1,614	1,633	1,617
Number of clinics acquired	5	—	6	—
Number of clinic start-ups	6	7	9	16
Number of clinics closed/sold	(10)	(1)	(23)	(13)
Number of consolidated clinics—end of period	1,625	1,620	1,625	1,620
Number of unconsolidated clinics managed—end of period	300	299	300	299
Total number of clinics (all)—end of period	1,925	1,919	1,925	1,919
Number of visits(3)(10)	2,827,625	2,934,026	5,562,751	5,643,990
Revenue per visit(3)(11)	$100	$100	$100	$101

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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	87.5	88.4	86.2	87.5
General and administrative	3.9	2.7	3.8	2.6
Depreciation and amortization	2.8	2.6	2.8	2.6
Total costs and expenses	94.2	93.7	92.8	92.7
Other operating income (loss)	(0.0)	0.2	0.2	0.1
Income from continuing operations before other income and expense	5.8	6.5	7.4	7.4
Equity in earnings of unconsolidated subsidiaries	0.8	1.0	0.8	1.0
Interest expense	(2.2)	(2.3)	(2.7)	(2.2)
Income from continuing operations before income taxes	4.4	5.2	5.5	6.2
Income tax expense from continuing operations	1.5	0.9	1.7	1.3
Income from continuing operations, net of tax	2.9	4.3	3.8	4.9
Discontinued operations:
Income from discontinued business	5.6	—	5.2	—
Income tax expense from discontinued business	1.1	—	0.9	—
Income from discontinued operations, net of tax	4.5	—	4.3	—
Net income	7.4	4.3	8.1	4.9
Net income attributable to non-controlling interests	1.3	1.3	1.4	1.3
Net income attributable to Select Medical Holdings Corporation	6.1%	3.0%	6.7%	3.6%
_______________________________________________________________________________
(1)Cost of services includes personnel expense, facilities expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2025	% Change	2024	2025	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$604,921	$601,139	(0.6)%	$1,260,801	$1,238,169	(1.8)%
Rehabilitation hospital	267,831	313,775	17.2	533,531	621,163	16.4
Outpatient rehabilitation	315,496	327,584	3.8	618,654	634,926	2.6
Other(1)	93,500	97,081	3.8	189,973	198,493	4.5
Total Company	$1,281,748	$1,339,579	4.5%	$2,602,959	$2,692,751	3.4%
Income (loss) from continuing operations before other income and expense:
Critical illness recovery hospital	$54,243	$39,662	(26.9)%	$153,026	$109,663	(28.3)%
Rehabilitation hospital	54,733	63,555	16.1	108,998	126,601	16.1
Outpatient rehabilitation	19,630	21,456	9.3	35,377	36,677	3.7
Other(1)	(54,750)	(38,142)	N/M	(105,076)	(73,665)	N/M
Total Company	$73,856	$86,531	17.2%	$192,325	$199,276	3.6%
Adjusted EBITDA:
Critical illness recovery hospital	$71,833	$56,283	(21.6)%	$187,773	$142,932	(23.9)%
Rehabilitation hospital	61,954	71,047	14.7	123,354	141,471	14.7
Outpatient rehabilitation	28,769	30,513	6.1	53,697	54,786	2.0
Other(1)	(37,827)	(32,432)	N/M	(74,320)	(62,333)	N/M
Total Company	$124,729	$125,411	0.5%	$290,504	$276,856	(4.7)%
Adjusted EBITDA margins:
Critical illness recovery hospital	11.9%	9.4%		14.9%	11.5%
Rehabilitation hospital	23.1	22.6		23.1	22.8
Outpatient rehabilitation	9.1	9.3		8.7	8.6
Other(1)	N/M	N/M		N/M	N/M
Total Company	9.7%	9.4%		11.2%	10.3%
Total assets:
Critical illness recovery hospital	$2,659,137	$2,687,401		$2,659,137	$2,687,401
Rehabilitation hospital	1,241,445	1,479,225		1,241,445	1,479,225
Outpatient rehabilitation	1,415,573	1,414,168		1,415,573	1,414,168
Other(1)	200,169	161,456		200,169	161,456
Total Company	$5,516,324	$5,742,250		$5,516,324	$5,742,250
Purchases of property and equipment:
Critical illness recovery hospital	$17,616	$23,239		$33,557	$39,910
Rehabilitation hospital	14,818	31,345		21,919	57,270
Outpatient rehabilitation	8,162	9,844		17,662	18,891
Other(1)	(311)	256		2,433	952
Total Company	$40,285	$64,684		$75,571	$117,023
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M — Not meaningful.

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
For the three months ended June 30, 2025, we had revenue of $1,339.6 million and income from continuing operations before other income and expense of $86.5 million, as compared to revenue of $1,281.7 million and income from continuing operations before other income and expense of $73.9 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, Adjusted EBITDA was $125.4 million, with an Adjusted EBITDA margin of 9.4%, as compared to Adjusted EBITDA of $124.7 million and an Adjusted EBITDA margin of 9.7% for the three months ended June 30, 2024.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue was $601.1 million for the three months ended June 30, 2025, compared to $604.9 million for the three months ended June 30, 2024. The decrease in revenue was principally attributable to revenue per patient day, which was $2,148 for the three months ended June 30, 2025, compared to $2,159 for the three months ended June 30, 2024. The decrease in revenue per patient day was driven by a decrease in our Medicare rate due to the increase in the high cost outlier threshold and the implementation of the 20% transmittal rule. Our patient days were 278,916 for the three months ended June 30, 2025, compared to 279,241 days for the three months ended June 30, 2024. Occupancy in our critical illness recovery hospitals was 69% and 67% for the three months ended June 30, 2025 and 2024, respectively.
Rehabilitation Hospital Segment.    Revenue increased 17.2% to $313.8 million for the three months ended June 30, 2025, compared to $267.8 million for the three months ended June 30, 2024. Our patient days increased 7.6% to 125,927 days for the three months ended June 30, 2025, compared to 117,045 days for the three months ended June 30, 2024. Revenue per patient day increased 5.8% to $2,236 for the three months ended June 30, 2025, compared to $2,113 for the three months ended June 30, 2024. Occupancy in our rehabilitation hospitals was 82% and 84% for the three months ended June 30, 2025 and 2024, respectively.
Outpatient Rehabilitation Segment.  Revenue increased 3.8% to $327.6 million for the three months ended June 30, 2025, compared to $315.5 million for the three months ended June 30, 2024. The increase in revenue was attributable to patient visits, which increased 3.8% to 2,934,026 visits for the three months ended June 30, 2025, compared to 2,827,625 visits for the three months ended June 30, 2024. Our revenue per visit was $100 for both the three months ended June 30, 2025 and 2024.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,219.8 million, or 91.1% of revenue, for the three months ended June 30, 2025, compared to $1,171.8 million, or 91.4% of revenue, for the three months ended June 30, 2024. Our cost of services, a major component of which is labor expense, was $1,184.1 million, or 88.4% of revenue, for the three months ended June 30, 2025, compared to $1,121.9 million, or 87.5% of revenue, for the three months ended June 30, 2024. The increase in our cost of services relative to our revenue was principally attributable to increases in our labor expense and a decrease in revenue within our Critical Illness Recovery Hospital segment. General and administrative expenses were $35.7 million, or 2.7% of revenue, for the three months ended June 30, 2025, compared to $49.9 million, or 3.9% of revenue, for the three months ended June 30, 2024. The decrease in general and administrative expenses was principally attributable to lower stock compensation expense as a result of modifications to our restricted stock awards which occurred in November 2024 in connection with the Company’s spin-off of Concentra and a reduction in personnel expense related to accrued bonuses.
Other Operating Income
For the three months ended June 30, 2025, we had other operating income of $1.6 million.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $56.3 million for the three months ended June 30, 2025, compared to $71.8 million for the three months ended June 30, 2024. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 9.4% for the three months ended June 30, 2025, compared to 11.9% for the three months ended June 30, 2024. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were principally due to increases in our labor expense and a decrease in revenue.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 14.7% to $71.0 million for the three months ended June 30, 2025, compared to $62.0 million for the three months ended June 30, 2024. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 22.6% for the three months ended June 30, 2025, compared to 23.1% for the three months ended June 30, 2024. The increase in Adjusted EBITDA for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was principally attributable to an increase in revenue.

Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 6.1% to $30.5 million for the three months ended June 30, 2025, compared to $28.8 million for the three months ended June 30, 2024. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 9.3% for the three months ended June 30, 2025, compared to 9.1% for the three months ended June 30, 2024. The increases in our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were principally attributable to an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $34.8 million for the three months ended June 30, 2025, compared to $36.1 million for the three months ended June 30, 2024.
Income from Continuing Operations before Other Income and Expense
For the three months ended June 30, 2025, we had income from continuing operations before other income and expense of $86.5 million, compared to $73.9 million for the three months ended June 30, 2024. The increase in income from continuing operations before other income and expense is principally attributable to the increase in revenue within our Rehabilitation Hospital segment, as discussed above under “Revenue”.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended June 30, 2025, we had equity in earnings of unconsolidated subsidiaries of $13.6 million, compared to $10.0 million for the three months ended June 30, 2024. The increase in equity in earnings of unconsolidated subsidiaries is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Interest expense was $30.0 million for the three months ended June 30, 2025, compared to $28.0 million for the three months ended June 30, 2024. The increase in interest expense was principally due to an increase in our effective interest rate resulting from the impact of our interest rate caps, partially offset by a reduction in our total debt.
Income Tax Expense from Continuing Operations
We recorded income tax expense of $12.3 million for the three months ended June 30, 2025, which represented an effective tax rate of 17.5%. We recorded income tax expense of $18.2 million for the three months ended June 30, 2024, which represented an effective tax rate of 32.6%. The decrease in our effective tax rate was primarily due to lower permanent differences and lower state and local taxes associated with reduced executive compensation.
Income from Discontinued Operations, Net of Tax
For the three months ended June 30, 2024, we had income from discontinued operations, net of tax, of $57.1 million, which represents the operations of Concentra.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
For the six months ended June 30, 2025, we had revenue of $2,692.8 million and income from continuing operations before other income and expense of $199.3 million, as compared to revenue of $2,603.0 million and income from continuing operations before other income and expense of $192.3 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, Adjusted EBITDA was $276.9 million, with an Adjusted EBITDA margin of 10.3%, as compared to Adjusted EBITDA of $290.5 million and an Adjusted EBITDA margin of 11.2% for the six months ended June 30, 2024, respectively.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue was $1,238.2 million for the six months ended June 30, 2025, compared to $1,260.8 million for the six months ended June 30, 2024. The decrease in revenue was principally attributable to revenue per patient day, which was $2,164 for the six months ended June 30, 2025, compared to $2,190 for the six months ended June 30, 2024. The decrease in revenue per patient day was driven by a decrease in our Medicare rate due to the increase in the high cost outlier threshold and the implementation of the 20% transmittal rule. Our patient days were 570,240 for the six months ended June 30, 2025, compared to 573,863 days for the six months ended June 30, 2024. Occupancy in our critical illness recovery hospitals was 71% and 69% for the six months ended June 30, 2025 and 2024, respectively.
Rehabilitation Hospital Segment.    Revenue increased 16.4% to $621.2 million for the six months ended June 30, 2025, compared to $533.5 million for the six months ended June 30, 2024. Revenue per patient day increased 6.2% to $2,235 for the six months ended June 30, 2025, compared to $2,105 for the six months ended June 30, 2024. Our patient days increased 6.4% to 248,749 days for the six months ended June 30, 2025, compared to 233,889 days for the six months ended June 30, 2024. Occupancy in our rehabilitation hospitals was 82% and 85% for the six months ended June 30, 2025 and 2024, respectively.
Outpatient Rehabilitation Segment.    Revenue increased 2.6% to $634.9 million for the six months ended June 30, 2025, compared to $618.7 million for the six months ended June 30, 2024. Our patient visits increased 1.5% to 5,643,990 visits for the six months ended June 30, 2025, compared to 5,562,751 visits for the six months ended June 30, 2024. Our revenue per visit increased 1.0% to $101 for the six months ended June 30, 2025, compared to $100 for the six months ended June 30, 2024.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $2,425.4 million, or 90.1% of revenue, for the six months ended June 30, 2025, compared to $2,341.0 million, or 90.0% of revenue, for the six months ended June 30, 2024. Our cost of services, a major component of which is labor expense, was $2,356.7 million, or 87.5% of revenue, for the six months ended June 30, 2025, compared to $2,242.7 million, or 86.2% of revenue, for the six months ended June 30, 2024. The increase in our cost of services relative to our revenue was principally attributable to the decrease in revenue within our Critical Illness Recovery Hospital segment. General and administrative expenses were $68.7 million, or 2.6% of revenue, for the six months ended June 30, 2025, compared to $98.3 million, or 3.8% of revenue, for the six months ended June 30, 2024. The decrease in general and administrative expenses was principally attributable to lower stock compensation expense as a result of modifications to our restricted stock awards which occurred in November 2024 in connection with the Company’s spin-off of Concentra and a reduction in personnel expense related to accrued bonuses.
Other Operating Income
For the six months ended June 30, 2025, we had other operating income of $1.6 million, compared to $2.0 million for the six months ended June 30, 2024.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA was $142.9 million for the six months ended June 30, 2025, compared to $187.8 million for the six months ended June 30, 2024. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 11.5% for the six months ended June 30, 2025, compared to 14.9% for the six months ended June 30, 2024. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were principally due to a decrease in revenue.

Rehabilitation Hospital Segment.    Adjusted EBITDA increased 14.7% to $141.5 million for the six months ended June 30, 2025, compared to $123.4 million for the six months ended June 30, 2024. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 22.8% for the six months ended June 30, 2025, compared to 23.1% for the six months ended June 30, 2024. The increase in our Adjusted EBITDA for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was principally attributable to an increase in revenue.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 2.0% to $54.8 million for the six months ended June 30, 2025, compared to $53.7 million for the six months ended June 30, 2024. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 8.6% for the six months ended June 30, 2025, compared to 8.7% for the six months ended June 30, 2024. The increase in our Adjusted EBITDA for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was principally attributable to an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $69.7 million for the six months ended June 30, 2025, compared to $71.7 million for the six months ended June 30, 2024.
Income from Continuing Operations before Other Income and Expense
For the six months ended June 30, 2025, we had income from continuing operations before other income and expense of $199.3 million, compared to $192.3 million for the six months ended June 30, 2024. The increase in income from continuing operations before other income and expense is attributable to an increase in revenue within our Rehabilitation Hospital segment, as well as a decrease in general and administrative expenses, partially offset by a decrease in revenue within our Critical Illness Recovery Hospital segment as discussed above in “Revenue”.
Equity in Earnings of Unconsolidated Subsidiaries
For the six months ended June 30, 2025, we had equity in earnings of unconsolidated subsidiaries of $26.1 million, compared to $20.4 million for the six months ended June 30, 2024. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Interest expense was $59.1 million for the six months ended June 30, 2025, compared to $68.7 million for the six months ended June 30, 2024. The decrease in interest expense was principally due to a reduction in total debt, partially offset by an increase in our effective interest rate resulting from the impact of our interest rate caps.
Income Tax Expense from Continuing Operations
We recorded income tax expense of $33.7 million for the six months ended June 30, 2025, which represented an effective tax rate of 20.3%. We recorded income tax expense of $44.9 million for the six months ended June 30, 2024, which represented an effective tax rate of 31.2%. The decrease in our effective tax rate was primarily due to lower permanent differences and lower state and local taxes associated with reduced executive compensation.
Income from Discontinued Operations, Net of Tax
For the six months ended June 30, 2024, we had income from discontinued operations, net of tax, of $112.8 million, which represents the operations of Concentra.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Six Months Ended June 30,
	2024	2025
	(in thousands)
Net cash provided by operating activities	$211,463	$106,835
Net cash used in investing activities	(111,725)	(116,984)
Net cash provided by (used in) financing activities	(72,584)	2,804
Net increase (decrease) in cash and cash equivalents	27,154	(7,345)
Cash and cash equivalents at beginning of period	84,006	59,694
Cash and cash equivalents at end of period	$111,160	$52,349
Operating activities provided $106.8 million of cash flows for the six months ended June 30, 2025, compared to $211.5 million of cash flows provided by operating activities for the six months ended June 30, 2024. The decrease in cash flows provided by operating activities year over year was principally driven by the decrease in net income as a result of the spin-off of Concentra that occurred in the fourth quarter of 2024.
Our days sales outstanding was 62 days at June 30, 2025, compared to 58 days at December 31, 2024. Our days sales outstanding was 60 days at June 30, 2024, compared to 55 days at December 31, 2023. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $117.0 million of cash flows for the six months ended June 30, 2025, principally for the purchase of property and equipment. Investing activities used $111.7 million of cash flows for the six months ended June 30, 2024. The principal uses of cash for the six months ended June 30, 2024, were $108.1 million for purchases of property and equipment, and $6.0 million for investments in and acquisitions of businesses.
Financing activities provided $2.8 million of cash flows for the six months ended June 30, 2025. The principal sources of cash were net borrowings under our revolving facility of $145.0 million and proceeds of $10.9 million from the issuance of non-controlling interests. The principal uses of cash were $97.6 million for repurchases of common stock, $29.7 million for distributions to and purchases of non-controlling interests, and $15.9 million of dividend payments to common stockholders. Financing activities used $72.6 million of cash flows for the six months ended June 30, 2024. The principal uses of cash were payments of $79.1 million on our term loan, $32.3 million of dividend payments to common stockholders, and $18.4 million for distributions to and purchases of non-controlling interests. The principal source of cash was net borrowings under our revolving facility of $65.0 million.

Capital Resources
Working capital.  We had net working capital of $141.9 million at June 30, 2025, compared to $42.1 million at December 31, 2024. The increase in net working capital was principally due to an increase our accounts receivable.
Credit facilities. At June 30, 2025, Select had outstanding borrowings under its credit facilities consisting of a $1,044.8 million term loan (excluding unamortized original issue discounts and debt issuance costs of $7.7 million) and borrowings of $250.0 million under its revolving facility. At June 30, 2025, Select had $319.1 million of availability under its revolving facility after giving effect to $30.9 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2025, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the six months ended June 30, 2025, Holdings repurchased 6,375,512 shares at a cost of approximately $96.5 million, or $15.13 per share, which includes transaction costs. Since the inception of the program through June 30, 2025, Holdings has repurchased 54,610,335 shares at a cost of approximately $696.8 million, or $12.76 per share, which includes transaction costs. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023. As of June 30, 2025, $0.9 million has been accrued for the 1% excise tax as a cost of the stock repurchase.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of June 30, 2025, we had cash and cash equivalents of $52.3 million and $319.1 million of availability under our revolving facilities after giving effect to $250.0 million of outstanding borrowings and $30.9 million of outstanding letters of credit.
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
Dividend
On February 13, 2025 and April 30, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. On March 13, 2025 and May 29, 2025, cash dividends totaling $8.1 million and $7.9 million were paid.
On July 30, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about August 28, 2025 to stockholders of record as of the close of business on August 13, 2025.
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
At June 30, 2025, Select had outstanding borrowings under its Credit Facilities consisting of a $1,044.8 million term loan (excluding unamortized original issue discounts and debt issuance costs of $7.7 million) and $250.0 million of borrowings under its revolving facility, which bear interest at variable rates.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap effective on March 31, 2025, which limits the Term SOFR rate to 4.5% on $1.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through March 31, 2028. As of June 30, 2025, the Term SOFR rate was 4.32%. As of June 30, 2025, we had $44.8 million of term loan borrowings which would be subject to variable interest rates if the Term SOFR rate were to exceed 4.5%.
As of June 30, 2025, a 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $2.5 million per year. Each subsequent 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $0.7 million per year.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2025	31,620	$18.24	—	$388,290,962
May 1 - May 31, 2025(1)	5,164,095	14.84	5,126,630	312,177,561
June 1 - June 30, 2025	599,078	14.95	599,078	303,223,970
Total	5,794,793	$14.87	5,725,708	$303,223,970
_____________________________________________________________________________
(1)    Includes share repurchases under our common stock repurchase program and common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Number	Description
10.1
Non-Employee Director Compensation Policy of Select Medical Holdings Corporation, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on April 29, 2025 (Reg No. 001-34465).

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

Dated:  July 31, 2025