Form 10-Q
period 2025-09-30
SELECT MEDICAL HOLDINGS CORP
filed 2025-10-30
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 30, 2025, Select Medical Holdings Corporation had outstanding 123,817,591 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2024	September 30, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$59,694	$60,054
Accounts receivable	821,385	825,811
Prepaid income taxes	26,601	10,719
Other current assets	112,097	123,880
Total Current Assets	1,019,777	1,020,464
Operating lease right-of-use assets	908,095	939,083
Property and equipment, net	872,185	903,242
Goodwill	2,331,898	2,333,143
Identifiable intangible assets, net	103,183	101,425
Other assets	372,813	388,366
Total Assets	$5,607,951	$5,685,723
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,803	$—
Current operating lease liabilities	179,601	184,215
Current portion of long-term debt and notes payable	20,269	28,778
Accounts payable	142,157	167,102
Accrued and other liabilities	609,821	559,483
Total Current Liabilities	977,651	939,578
Non-current operating lease liabilities	787,124	818,586
Long-term debt, net of current portion	1,691,546	1,743,371
Non-current deferred tax liability	81,497	88,311
Other non-current liabilities	73,038	76,021
Total Liabilities	3,610,856	3,665,867
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	10,167	8,651
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 128,962,850 and 123,817,591 shares issued and outstanding at 2024 and 2025, respectively	129	124
Capital in excess of par	911,080	870,575
Retained earnings	770,146	824,813
Accumulated other comprehensive loss	—	(6,242)
Total Stockholders’ Equity	1,681,355	1,689,270
Non-controlling interests	305,573	321,935
Total Equity	1,986,928	2,011,205
Total Liabilities and Equity	$5,607,951	$5,685,723
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	$1,271,582	$1,363,445	$3,874,541	$4,056,196
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,135,708	1,215,995	3,378,362	3,572,735
General and administrative	47,347	40,050	145,672	108,721
Depreciation and amortization	34,930	34,442	106,583	104,098
Total costs and expenses	1,217,985	1,290,487	3,630,617	3,785,554
Other operating income	1,302	—	3,300	1,592
Income from continuing operations before other income and expense	54,899	72,958	247,224	272,234
Other income and expense:
Loss on early retirement of debt	(10,939)	—	(10,939)	—
Equity in earnings of unconsolidated subsidiaries	33,069	12,992	53,481	39,122
Interest expense	(31,379)	(30,021)	(100,054)	(89,071)
Income from continuing operations before income taxes	45,650	55,929	189,712	222,285
Income tax expense from continuing operations	4,374	11,749	49,269	45,494
Income from continuing operations, net of tax	41,276	44,180	140,443	176,791
Discontinued operations:
Income from discontinued business	62,174	—	198,745	—
Income tax expense from discontinued business	22,435	—	46,240	—
Income from discontinued operations, net of tax	39,739	—	152,505	—
Net income	81,015	44,180	292,948	176,791
Less: Net income attributable to non-controlling interests	25,387	15,387	62,860	50,746
Net income attributable to Select Medical Holdings Corporation	$55,628	$28,793	$230,088	$126,045
Net income attributable to Select Medical Holdings Corporation’s common stockholders:
Income from continuing operations, net of tax	24,798	28,793	89,137	126,045
Income from discontinued operations, net of tax	30,830	—	140,951	—
Net income attributable to Select Medical Holdings Corporation’s common stockholders	$55,628	$28,793	$230,088	$126,045
Earnings per common share (Note 13):
Continuing operations - basic and diluted	$0.19	$0.23	$0.69	$1.00
Discontinued operations - basic and diluted	0.24	—	1.09	—
Total earnings per common share - basic and diluted	$0.43	$0.23	$1.78	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2025	2024	2025
Net income	$81,015	$44,180	$292,948	$176,791
Other comprehensive loss, net of tax:
Gain (loss) on interest rate cap contract	30	(1,163)	5,723	(6,334)
Reclassification adjustment for (gains) losses included in net income	(5,812)	78	(48,630)	92
Net change, net of tax benefit of $1,826, $343, $13,550, and $1,971	(5,782)	(1,085)	(42,907)	(6,242)
Comprehensive income	75,233	43,095	250,041	170,549
Less: Comprehensive income attributable to non-controlling interests	25,387	15,387	62,860	50,746
Comprehensive income attributable to Select Medical Holdings Corporation	$49,846	$27,708	$187,181	$119,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2025

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,963	$129	$911,080	$770,146	$—	$1,681,355	$305,573	$1,986,928
Net income attributable to Select Medical Holdings Corporation				56,681		56,681		56,681
Net income attributable to non-controlling interests						—	16,288	16,288
Cash dividends declared for common stockholders ($0.0625 per share)				(8,060)		(8,060)		(8,060)
Issuance of restricted stock	1	0	0			—		—
Vesting of restricted stock			3,892			3,892		3,892
Repurchase of common shares	(650)	(1)	(6,104)	(5,284)		(11,389)		(11,389)
Issuance of non-controlling interests						—	7,944	7,944
Distributions to and purchases of non-controlling interests						—	(12,183)	(12,183)
Redemption value adjustment on non-controlling interests				21		21		21
Other comprehensive loss					(3,106)	(3,106)		(3,106)
Balance at March 31, 2025	128,314	$128	$908,868	$813,504	$(3,106)	$1,719,394	$317,622	$2,037,016
Net income attributable to Select Medical Holdings Corporation				40,571		40,571		40,571
Net income attributable to non-controlling interests						—	16,116	16,116
Cash dividends declared for common stockholders ($0.0625 per share)				(7,885)		(7,885)		(7,885)
Issuance of restricted stock	256	0	0			—		—
Vesting of restricted stock			4,032			4,032		4,032
Repurchase of common shares	(5,794)	(5)	(45,609)	(41,462)		(87,076)		(87,076)
Issuance of non-controlling interests						—	2,962	2,962
Distributions to and purchases of non-controlling interests			56			56	(12,972)	(12,916)
Other comprehensive loss					(2,051)	(2,051)		(2,051)
Balance at June 30, 2025	122,776	$123	$867,347	$804,728	$(5,157)	$1,667,041	$323,728	$1,990,769
Net income attributable to Select Medical Holdings Corporation				28,793		28,793		28,793
Net income attributable to non-controlling interests						—	14,656	14,656
Cash dividends declared for common stockholders ($0.0625 per share)				(7,739)		(7,739)		(7,739)
Issuance of restricted stock	1,214	1	(1)			—		—
Forfeitures of unvested restricted stock	(15)	0	0	7		7		7
Vesting of restricted stock			4,248			4,248		4,248
Repurchase of common shares	(157)	0	(1,019)	(951)		(1,970)		(1,970)
Issuance of non-controlling interests						—	2,058	2,058
Distributions to and purchases of non-controlling interests						—	(18,507)	(18,507)
Redemption value adjustment on non-controlling interests				(25)		(25)		(25)
Other comprehensive loss					(1,085)	(1,085)		(1,085)
Balance at September 30, 2025	123,818	$124	$870,575	$824,813	$(6,242)	$1,689,270	$321,935	$2,011,205

	For the Nine Months Ended September 30, 2024

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	128,369	$128	$493,413	$751,856	$42,907	$1,288,304	$259,414	$1,547,718
Net income attributable to Select Medical Holdings Corporation				96,897		96,897		96,897
Net income attributable to non-controlling interests						—	17,845	17,845
Cash dividends declared for common stockholders ($0.125 per share)				(16,045)		(16,045)		(16,045)
Issuance of restricted stock	1	0	0			—		—
Forfeitures of unvested restricted stock	(12)	0	0	14		14		14
Vesting of restricted stock			11,596			11,596		11,596
Issuance of non-controlling interests						—	4,002	4,002
Distributions to and purchases of non-controlling interests			394			394	(10,900)	(10,506)
Redemption value adjustment on non-controlling interests				(1,901)		(1,901)		(1,901)
Other comprehensive loss					(11,977)	(11,977)		(11,977)
Balance at March 31, 2024	128,358	$128	$505,403	$830,821	$30,930	$1,367,282	$270,361	$1,637,643
Net income attributable to Select Medical Holdings Corporation				77,563		77,563		77,563
Net income attributable to non-controlling interests						—	14,863	14,863
Cash dividends declared for common stockholders ($0.125 per share)				(16,254)		(16,254)		(16,254)
Issuance of restricted stock	1,725	2	(2)			—		—
Forfeitures of unvested restricted stock	(6)	0	0	6		6		6
Vesting of restricted stock			14,408			14,408		14,408
Repurchase of common shares	(51)		(529)	(871)		(1,400)		(1,400)
Issuance of non-controlling interests						—	9,750	9,750
Distributions to and purchases of non-controlling interests						—	(4,598)	(4,598)
Redemption value adjustment on non-controlling interests				132		132		132
Other comprehensive loss					(25,148)	(25,148)		(25,148)
Balance at June 30, 2024	130,026	$130	$519,280	$891,397	$5,782	$1,416,589	$290,376	$1,706,965
Net income attributable to Select Medical Holdings Corporation				55,628		55,628		55,628
Net income attributable to non-controlling interests						—	22,886	22,886
Cash dividends declared for common stockholders ($0.125 per share)				(16,194)		(16,194)		(16,194)
Issuance of restricted stock	1	0	0			—		—
Forfeitures of unvested restricted stock	(21)	0	0	21		21		21
Vesting of restricted stock			13,354			13,354		13,354
Repurchase of common shares	(466)		(8,745)	(7,779)		(16,524)		(16,524)
Issuance of non-controlling interests						—	3,662	3,662
Non-controlling interests acquired in business combination						—	10,465	10,465
Distributions to and purchases of non-controlling interests						—	(15,819)	(15,819)
Concentra initial public offering			334,852	133,118		467,970	43,228	511,198
Other comprehensive loss					(5,782)	(5,782)		(5,782)
Other				129		129	—	129
Balance at September 30, 2024	129,540	$130	$858,741	$1,056,320	$—	$1,915,191	$354,798	$2,269,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2025
Operating activities
Net income	$292,948	$176,791
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	30,436	42,815
Depreciation and amortization	158,151	104,098
Provision for expected credit losses	1,659	2,061
Equity in earnings of unconsolidated subsidiaries	(49,805)	(39,122)
Loss on extinguishment of debt	10,939	—
Gain on sale or disposal of assets	(1,111)	(47)
Stock compensation expense	39,399	12,179
Amortization of debt discount, premium, and issuance costs	2,279	2,353
Deferred income taxes	(34,941)	10,547
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(116,761)	(6,487)
Other current assets	7,856	(7,498)
Other assets	13,942	5,056
Accounts payable	(2,056)	17,772
Accrued expenses	39,497	(38,376)
Net cash provided by operating activities	392,432	282,142
Investing activities
Business combinations, net of cash acquired	(2,311)	(1,601)
Purchases of property and equipment	(158,748)	(170,125)
Proceeds from sales and exchange of assets	4,241	22,132
Net cash used in investing activities	(156,818)	(149,594)
Financing activities
Borrowings on revolving facilities	950,000	970,000
Payments on revolving facilities	(1,220,000)	(925,000)
Proceeds from term loans, net of issuance costs	836,697	—
Payments on term loans	(1,719,503)	(7,875)
Proceeds from 6.875% senior notes, net of issuance costs	637,337	—
Borrowings of other debt	20,806	41,522
Principal payments on other debt	(35,782)	(25,965)
Dividends paid to common stockholders	(48,493)	(23,684)
Repurchases of common stock	(17,924)	(99,535)
Decrease in overdrafts	(16,101)	(25,803)
Proceeds from issuance of non-controlling interests	9,413	12,964
Distributions to and purchases of non-controlling interests	(35,800)	(48,812)
Proceeds from Concentra initial public offering (Note 4)	511,198	—
Net cash used in financing activities	(128,152)	(132,188)
Net increase in cash and cash equivalents	107,462	360
Cash and cash equivalents at beginning of period	84,006	59,694
Cash and cash equivalents at end of period	$191,468	$60,054
Supplemental information
Cash paid for interest, excluding amounts received of $68,069 under the interest rate cap contract during the nine months ended September 30, 2024	$216,757	$84,002
Cash paid for taxes	102,696	22,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of September 30, 2025, and for the three and nine month periods ended September 30, 2024 and 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2025.
See Note 4. Dispositions for discussion on the distribution of Concentra Group Holdings Parent, Inc. (“Concentra”) that occurred in the fourth quarter of 2024.
2.    Accounting Policies
Recent Accounting Guidance Not Yet Adopted
Income Taxes
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency and decision usefulness of income tax disclosures. The ASU requires disclosure of a tabular rate reconciliation using specified categories and additional information for reconciling items that exceed a quantitative threshold. The amendments in the update also require annual disclosure of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as any individual jurisdictions in which income taxes paid is greater than 5% of total income taxes paid.
The ASU should be applied prospectively, though retrospective application is permitted. The Company will adopt ASU 2023-09 beginning with our annual reporting period ending December 31, 2025. The adoption of ASU 2023-09 will result in expanded disclosures within the income tax footnote.
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
3.    Equity Method Investments
On September 26, 2025, a wholly-owned subsidiary of the Company contributed a recently constructed hospital to BHSM Rehabilitation, LLC (“Banner”) in exchange for an equity interest in Banner. The carrying value and fair value of the building was $45.8 million. As part of this transaction, Banner made a special distribution to each of its equity holders based on their respective ownership interest. The Company’s distribution was $23.3 million, $22.1 million of which is included in Proceeds from sales and exchange of assets on the Condensed Consolidated Statement of Cash Flows, and $1.3 million of which is a distribution receivable and is included in Other current assets on the Condensed Consolidated Balance Sheet. Our equity method investments are included in Other assets on the Condensed Consolidated Balance Sheets.
4.     Dispositions
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
In connection with the separation and distribution of Concentra’s common stock, the Company and Concentra also entered into several agreements to provide a framework of our ongoing relationship with Concentra, including a transition services agreement (“TSA”), a separation agreement, a tax matters agreement and an employee matters agreement. The services under the TSA generally are a continuation of the support services provided by Select to Concentra prior to the IPO. The fee for support services provided to Concentra was $2.7 million and $9.9 million for the three and nine months ended September 30, 2025, respectively. The income from the support services fees, as well as the cost to provide these services, are included within General and Administrative expense on the condensed consolidated statements of operations. The provision of services under the TSA will terminate no later than November 26, 2026.
The results of Concentra are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended September 30, 2024.

Certain key selected financial information included in Income from discontinued operations, net of tax, for Concentra is as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Revenue	$489,638	$1,435,151
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	388,191	1,138,191
Depreciation and amortization	15,213	51,568
Total costs and expenses	403,404	1,189,759
Other operating income	—	284
Income from operations	86,234	245,676
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	—	(3,676)
Interest expense(1)	(24,060)	(43,255)
Income from discontinued operations before income taxes	62,174	198,745
Income tax expense	22,435	46,240
Income from discontinued operations, net of tax	39,739	152,505
Less: Net income attributable to non-controlling interests	8,909	11,554
Income from discontinued operations, net of tax, attributable to Select Medical Holdings Corporation’s common stockholders	$30,830	$140,951
_______________________________________________________________________________
(1)    For the three and nine months ended September 30, 2024, interest expense includes allocated interest expense of $2.7 million and $22.0 million, respectively. Interest was allocated in accordance with the terms of an intercompany promissory note in place between the Company and Concentra prior to the separation.
The following is selected financial information included on the Condensed Consolidated Statements of Cash Flows for Concentra:

For the Nine Months Ended September 30, 2024
Depreciation and amortization	$51,568
Cash flows from investing activities:
Purchases of property and equipment	$47,639
5.     Credit Risk Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances and accounts receivable. The Company’s excess cash is held with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements.
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 21% of the Company’s accounts receivable is due from Medicare at both December 31, 2024, and September 30, 2025.

6.     Leases
The Company’s total lease cost is as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2025
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$58,016	$1,834	$59,850	$60,703	$1,834	$62,537
Finance lease cost:
Amortization of right-of-use assets	143	—	143	143	—	143
Interest on lease liabilities	248	—	248	235	—	235
Variable lease cost	12,083	—	12,083	12,813	—	12,813
Sublease income	(1,718)	—	(1,718)	(1,920)	—	(1,920)
Total lease cost	$68,772	$1,834	$70,606	$71,974	$1,834	$73,808

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2025
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$168,436	$5,501	$173,937	$179,402	$5,501	$184,903
Finance lease cost:
Amortization of right-of-use assets	429	—	429	429	—	429
Interest on lease liabilities	741	—	741	709	—	709
Variable lease cost	35,785	16	35,801	38,160	—	38,160
Sublease income	(5,159)	—	(5,159)	(5,445)	—	(5,445)
Total lease cost	$200,232	$5,517	$205,749	$213,255	$5,501	$218,756
7.     Accrued and other liabilities
The following table sets forth the components of accrued and other liabilities on the Condensed Consolidated Balance Sheets:

	December 31, 2024	September 30, 2025

Accrued payroll	$183,045	$170,180
Accrued vacation	122,376	125,059
Accrued interest	9,075	13,169
Accrued other	288,681	247,563
Income taxes payable	6,644	3,512
Accrued and other liabilities	$609,821	$559,483
8.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on the Select term loan, which bears interest at a rate that is indexed to one-month Term Secured Overnight Financing Rate (“SOFR”). The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The Company had an interest rate cap which matured on September 30, 2024. During the three months ended March 31, 2025, the Company entered into a new interest rate cap with a scheduled maturity of March 31, 2028. The interest rate cap limits the Company’s exposure to increases in the variable rate index to 4.5% on $1.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 4.5%. The interest rate cap has a deferred premium that the Company will pay monthly over the term of the agreement. The annual premium is equal to 0.3300% of the notional amount, or approximately $3.3 million.
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

The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	Nine Months Ended September 30,
	2024	2025
	(in thousands)
Balance as of January 1	$42,907	$—
Gain (loss) on interest rate cap cash flow hedge	4,370	(3,106)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,347)	—
Balance as of March 31	$30,930	$(3,106)
Gain (loss) on interest rate cap cash flow hedge	1,323	(2,065)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,071)	14
Amounts reclassified from accumulated other comprehensive income (loss) - forecasted transactions probable not to occur	(10,400)	—
Balance as of June 30	$5,782	$(5,157)
Gain (loss) on interest rate cap cash flow hedge	30	(1,163)
Amounts reclassified from accumulated other comprehensive income (loss)	(5,812)	78
Balance as of September 30	$—	$(6,242)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations	2024	2025	2024	2025
	(in thousands)
Gains (losses) included in interest expense	$7,647	$(103)	$63,987	$(121)
Income tax benefit (expense)	(1,835)	25	(15,357)	29
Amounts reclassified from accumulated other comprehensive income (loss)	$5,812	$(78)	$48,630	$(92)
The Company expects that approximately $2.0 million of estimated pre-tax losses will be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months.
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

Financial Instrument	Balance Sheet Classification	Level	September 30, 2025
Liability:			(in thousands)
Interest rate cap contract, current portion	Accrued other	Level 2	$3,207
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	3,450

The Company does not measure its indebtedness at fair value in its condensed consolidated balance sheets. The fair value of the credit facilities are based on quoted market prices for this debt in the syndicated loan market. The fair values of the senior notes are based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 10 – Long-Term Debt and Notes Payable, approximates fair value.

		December 31, 2024		September 30, 2025
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$539,363	$528,000	$540,362	$550,275
Credit facilities:
Revolving facility	Level 2	105,000	102,900	150,000	147,750
Term loan	Level 2	1,041,661	1,051,313	1,034,717	1,043,428
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.
10.     Long-Term Debt and Notes Payable
As of September 30, 2025, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$550,000	$—	$(9,638)	$540,362	$550,275
Credit facilities:
Revolving facility	150,000	—	—	150,000	147,750
Term loan	1,042,125	(2,392)	(5,016)	1,034,717	1,043,428
Other debt, including finance leases	47,506	—	(436)	47,070	47,070
Total debt	$1,789,631	$(2,392)	$(15,090)	$1,772,149	$1,788,523
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$—	$—	$550,000	$550,000
Credit facilities:
Revolving facility	—	—	—	—	150,000	—	150,000
Term loan	2,625	10,500	10,500	10,500	10,500	997,500	1,042,125
Other debt, including finance leases	8,686	11,034	1,637	54	58	26,037	47,506
Total debt	$11,311	$21,534	$12,137	$10,554	$160,558	$1,573,537	$1,789,631
As of December 31, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$550,000	$—	$(10,637)	$539,363	$528,000
Credit facilities:
Revolving facility	105,000	—	—	105,000	102,900
Term loan	1,050,000	(2,693)	(5,646)	1,041,661	1,051,313
Other debt, including finance leases	26,282	—	(491)	25,791	25,791
Total debt	$1,731,282	$(2,693)	$(16,774)	$1,711,815	$1,708,004

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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$582,950	$282,709	$312,042	$93,881	$1,271,582
Personnel expense	341,219	161,892	221,446
Other segment items (1)	190,968	60,700	62,277
Adjusted EBITDA	50,763	60,117	28,319
Total assets	2,658,301	1,294,125	1,414,009	162,937	5,529,372
Capital expenditures	16,208	10,595	8,402	333	35,538

	Three Months Ended September 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$609,929	$328,607	$325,383	$99,526	$1,363,445
Personnel expense	350,015	186,452	234,666
Other segment items (1)	203,812	74,199	66,519
Adjusted EBITDA	56,102	67,956	24,198
Total assets	2,631,998	1,478,363	1,415,655	159,707	5,685,723
Capital expenditures	18,186	25,608	8,959	349	53,102

	Nine Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$1,843,751	$816,240	$930,696	$283,854	$3,874,541
Personnel expense	1,032,664	459,827	659,024
Other segment items (1)	572,551	172,942	189,656
Adjusted EBITDA	238,536	183,471	82,016
Total assets	2,658,301	1,294,125	1,414,009	162,937	5,529,372
Capital expenditures	49,765	32,514	26,064	2,766	111,109

	Nine Months Ended September 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$1,848,098	$949,770	$960,309	$298,019	$4,056,196
Personnel expense	1,047,408	532,703	685,793
Other segment items (1)	601,656	207,640	195,532
Adjusted EBITDA	199,034	209,427	78,984
Total assets	2,631,998	1,478,363	1,415,655	159,707	5,685,723
Capital expenditures	58,096	82,878	27,850	1,301	170,125
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
(1)    Other segment items consist of facilities expense, other operating expenses, and other operating income.
A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
	(in thousands)
Adjusted EBITDA - Critical Illness Recovery Hospital Segment	$50,763	$56,102	$238,536	$199,034
Adjusted EBITDA - Rehabilitation Hospital Segment	60,117	67,956	183,471	209,427
Adjusted EBITDA - Outpatient Rehabilitation Segment	28,319	24,198	82,016	78,984
Other revenue	93,881	99,526	283,854	298,019
Other cost of services (1)	(93,881)	(99,526)	(283,854)	(298,019)
Other general and administrative expenses (1)	(35,570)	(36,601)	(109,890)	(99,006)
Other other operating income	269	—	269	72
Depreciation and amortization	(34,930)	(34,442)	(106,583)	(104,098)
Stock compensation expense	(13,208)	(4,255)	(38,899)	(12,179)
Concentra separation transaction costs	(861)	—	(1,696)	—
Loss on early retirement of debt	(10,939)	—	(10,939)	—
Equity in earnings of unconsolidated subsidiaries	33,069	12,992	53,481	39,122
Interest expense	(31,379)	(30,021)	(100,054)	(89,071)
Income from continuing operations before income taxes	$45,650	$55,929	$189,712	$222,285
_______________________________________________________________________________
(1)    Exclusive of depreciation, amortization and stock compensation expense.
12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and nine months ended September 30, 2024 and 2025:

	Three Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$182,952	$124,386	$48,804	$—	$356,142
Non-Medicare	399,091	145,536	245,064	—	789,691
Total patient services revenues	582,043	269,922	293,868	—	1,145,833
Other revenue	907	12,787	18,174	93,881	125,749
Total revenue	$582,950	$282,709	$312,042	$93,881	$1,271,582

	Three Months Ended September 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$196,245	$143,749	$48,549	$—	$388,543
Non-Medicare	412,675	171,653	257,136	—	841,464
Total patient services revenues	608,920	315,402	305,685	—	1,230,007
Other revenue	1,009	13,205	19,698	99,526	133,438
Total revenue	$609,929	$328,607	$325,383	$99,526	$1,363,445

	Nine Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$603,981	$370,216	$142,658	$—	$1,116,855
Non-Medicare	1,237,023	408,024	732,895	—	2,377,942
Total patient services revenues	1,841,004	778,240	875,553	—	3,494,797
Other revenue	2,747	38,000	55,143	283,854	379,744
Total revenue	$1,843,751	$816,240	$930,696	$283,854	$3,874,541

	Nine Months Ended September 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$588,356	$429,463	$142,587	$—	$1,160,406
Non-Medicare	1,256,765	480,481	760,184	—	2,497,430
Total patient services revenues	1,845,121	909,944	902,771	—	3,657,836
Other revenue	2,977	39,826	57,538	298,019	398,360
Total revenue	$1,848,098	$949,770	$960,309	$298,019	$4,056,196

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
(i)Income attributable to the Company from continuing operations, net of tax, is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and nine months ended September 30, 2024 and 2025.
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

	Basic and Diluted EPS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
	(in thousands)
Income from continuing operations, net of tax	$41,276	$44,180	$140,443	$176,791
Less: net income attributable to non-controlling interests	16,478	15,387	51,306	50,746
Income from continuing operations, net of tax, attributable to Select Medical Holdings Corporation’s common stockholders	24,798	28,793	89,137	126,045
Less: distributed and undistributed net income attributable to participating securities	956	706	3,462	2,727
Distributed and undistributed income from continuing operations, net of tax, attributable to common shares	$23,842	$28,087	$85,675	$123,318
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended September 30,
	2024			2025
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$23,842	124,714	$0.19	$28,087	120,476	$0.23
Participating securities	956	5,001	$0.19	706	3,030	$0.23
Total Company	$24,798			$28,793

	Nine Months Ended September 30,
	2024			2025
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$85,675	124,175	$0.69	$123,318	123,326	$1.00
Participating securities	3,462	5,017	$0.69	2,727	2,727	$1.00
Total Company	$89,137			$126,045
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
Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In October and December 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May

2024, by order of the U.S. District Court for the Middle District of Florida (the “Court”), a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended by a first amended complaint in October 2021 and by a second amended complaint in July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in the Company’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc., and Select Employment Services, Inc. The second amended complaint alleged that the defendants billed Federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. In June 2025, the Court granted the Company's motion to dismiss the second amended complaint, and allowed Ms. Kane a final opportunity to amend her lawsuit. In July 2025, Ms. Kane filed her third amended complaint, which contains substantially the same allegations as the second amended complaint. In August 2025, the Company filed a motion to dismiss the third amended complaint on multiple grounds. At this time, the Company is unable to predict the timing and outcome of this matter.
15.     Subsequent Events
On October 29, 2025, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about November 25, 2025, to stockholders of record as of the close of business on November 12, 2025.

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

Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of September 30, 2025, we had operations in 40 states and the District of Columbia. We operated 105 critical illness recovery hospitals in 29 states, 36 rehabilitation hospitals in 14 states, and 1,922 outpatient rehabilitation clinics in 39 states and the District of Columbia.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, and the outpatient rehabilitation segment. We had revenue of $4,056.2 million for the nine months ended September 30, 2025. Of this total, we earned approximately 46% of our revenue from our critical illness recovery hospital segment, approximately 23% from our rehabilitation hospital segment, and approximately 24% from our outpatient rehabilitation segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services.
On July 26, 2024, Concentra Group Holdings Parent, Inc. (“Concentra”), a then wholly-owned subsidiary of Select, completed an initial public offering of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of Concentra’s common stock for net proceeds of $16.7 million after deducting discounts and commission of $1.0 million. On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra to its stockholders. Following the completion of the distribution, the Company no longer owns any shares of Concentra common stock. The results of Concentra are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended September 30, 2024.

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
The following table reconciles income from continuing operations, net of tax, to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
	(in thousands)
Income from continuing operations, net of tax	$41,276	$44,180	$140,443	$176,791
Income tax expense from continuing operations	4,374	11,749	49,269	45,494
Interest expense	31,379	30,021	100,054	89,071
Equity in earnings of unconsolidated subsidiaries	(33,069)	(12,992)	(53,481)	(39,122)
Loss on early retirement of debt	10,939	—	10,939	—
Income from continuing operations before other income and expense	54,899	72,958	247,224	272,234
Stock compensation expense:
Included in general and administrative	10,961	3,448	32,517	9,714
Included in cost of services	2,247	807	6,382	2,465
Depreciation and amortization	34,930	34,442	106,583	104,098
Concentra separation transaction costs	861	—	1,696	—
Adjusted EBITDA	$103,898	$111,655	$394,402	$388,511

Summary Financial Results
Three Months Ended September 30, 2025
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended September 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$609,929	$328,607	$325,383	$99,526	$1,363,445
Operating expenses	(553,827)	(260,651)	(301,185)	(140,382)	(1,256,045)
Depreciation and amortization	(16,146)	(7,571)	(9,082)	(1,643)	(34,442)
Income (loss) from continuing operations before other income and expense	$39,956	$60,385	$15,116	$(42,499)	$72,958
Depreciation and amortization	16,146	7,571	9,082	1,643	34,442
Stock compensation expense	—	—	—	4,255	4,255
Adjusted EBITDA	$56,102	$67,956	$24,198	$(36,601)	$111,655
Adjusted EBITDA margin	9.2%	20.7%	7.4%	N/M	8.2%

	Three Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$582,950	$282,709	$312,042	$93,881	$1,271,582
Operating expenses	(533,220)	(222,592)	(283,723)	(143,520)	(1,183,055)
Depreciation and amortization	(17,032)	(6,829)	(9,121)	(1,948)	(34,930)
Other operating income	1,033	—	—	269	1,302
Income (loss) from continuing operations before other income and expense	$33,731	$53,288	$19,198	$(51,318)	$54,899
Depreciation and amortization	17,032	6,829	9,121	1,948	34,930
Concentra separation transaction costs	—	—	—	861	861
Stock compensation expense	—	—	—	13,208	13,208
Adjusted EBITDA	$50,763	$60,117	$28,319	$(35,301)	$103,898
Adjusted EBITDA margin	8.7%	21.3%	9.1%	N/M	8.2%
Income from continuing operations, net of tax, was $44.2 million for the three months ended September 30, 2025, compared to $41.3 million for the three months ended September 30, 2024.
The following table summarizes changes in segment performance measures for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	4.6%	16.2%	4.3%	6.0%	7.2%
Change in income from continuing operations before other income and expense	18.5%	13.3%	(21.3)%	N/M	32.9%
Change in Adjusted EBITDA	10.5%	13.0%	(14.6)%	N/M	7.5%
_______________________________________________________________________________
N/M    Not meaningful.

Nine Months Ended September 30, 2025
The following tables reconcile our segment performance measures to our consolidated operating results:

	Nine Months Ended September 30, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$1,848,098	$949,770	$960,309	$298,019	$4,056,196
Operating expenses	(1,650,584)	(740,343)	(881,325)	(409,204)	(3,681,456)
Depreciation and amortization	(49,415)	(22,441)	(27,191)	(5,051)	(104,098)
Other operating income	1,520	—	—	72	1,592
Income (loss) from continuing operations before other income and expense	$149,619	$186,986	$51,793	$(116,164)	$272,234
Depreciation and amortization	49,415	22,441	27,191	5,051	104,098
Stock compensation expense	—	—	—	12,179	12,179
Adjusted EBITDA	$199,034	$209,427	$78,984	$(98,934)	$388,511
Adjusted EBITDA margin	10.8%	22.1%	8.2%	N/M	9.6%

	Nine Months Ended September 30, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$1,843,751	$816,240	$930,696	$283,854	$3,874,541
Operating expenses	(1,608,248)	(632,769)	(848,678)	(434,339)	(3,524,034)
Depreciation and amortization	(51,779)	(21,185)	(27,441)	(6,178)	(106,583)
Other operating income (loss)	3,033	—	(2)	269	3,300
Income (loss) from continuing operations before other income and expense	$186,757	$162,286	$54,575	$(156,394)	$247,224
Depreciation and amortization	51,779	21,185	27,441	6,178	106,583
Concentra separation transaction costs	—	—	—	1,696	1,696
Stock compensation expense	—	—	—	38,899	38,899
Adjusted EBITDA	$238,536	$183,471	$82,016	$(109,621)	$394,402
Adjusted EBITDA margin	12.9%	22.5%	8.8%	N/M	10.2%
Income from continuing operations, net of tax, was $176.8 million for the nine months ended September 30, 2025, compared to $140.4 million for the nine months ended September 30, 2024.
The following table summarizes the changes in our segment performance measures for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	0.2%	16.4%	3.2%	5.0%	4.7%
Change in income from continuing operations before other income and expense	(19.9)%	15.2%	(5.1)%	N/M	10.1%
Change in Adjusted EBITDA	(16.6)%	14.1%	(3.7)%	N/M	(1.5)%
_______________________________________________________________________________
N/M    Not meaningful.

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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 29% of our revenue for both the nine months ended September 30, 2025, and for the year ended December 31, 2024.
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
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (Pub. L. No. 119-21) (“OBBBA”) into law. OBBBA made several significant changes to Medicaid funding and coverage requirements beginning in 2027 that will impact many health care providers. The Congressional Budget Office (“CBO”) estimates that OBBBA will reduce federal funding for Medicaid and the Children’s Health Insurance Program by approximately $1 trillion over the next 10 years. The OBBBA includes significant proposed changes to Medicaid provider taxes, provider tax waivers and state directed payments (“SDPs”), including new limits on SDPs for inpatient hospital services, outpatient hospital services, and nursing facility services. Under OBBBA, SDP rates will now be capped and will reduce federal Medicaid spending by approximately $149 billion over 10 years. The passage of OBBBA will likely result in many states needing to reform their Medicaid programs to account for the reduced federal funding. Responses by individual states could include adjustments to provider tax assessments, cuts to their Medicaid reimbursement rates for providers, and eliminating Medicaid coverage for certain optional services or patient populations. At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future financial condition or results of operations; however, we may experience decreased reimbursement from governmental health care programs as a result. Additionally, as discussed below under the “Medicare Reimbursement of Outpatient Rehabilitation Clinic Services,” the OBBBA requires CMS to implement a statutory increase of 2.5% to the calendar year 2026 MPFS conversion factor.
The CBO sent an August 15, 2025 letter to Democratic budget and finance committee leaders in Congress estimating that OBBBA will increase the federal deficit by $2.1 trillion from 2025 to 2029 and by $3.4 trillion from 2025 to 2034, triggering Pay-As-You-Go (“PAYGO”) Act cuts to government spending through a sequestration provision. For Medicare spending, the cuts would be capped at 4%, an estimated $45 billion for fiscal year 2026. Sequestration currently reduces Medicare payments to all providers and suppliers by 2% but the cut will likely rise to 4% without relief from Congress. Congress has passed legislation to prevent PAYGO cuts in every other prior instance and would need to do so again to prevent a 4% cut in 2026.

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
Fiscal Year 2025. On August 28, 2024, CMS published a final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). Certain errors in the final rule were corrected in a document published on October 2, 2024. In an interim final action document published on October 3, 2024, CMS also made modifications to the fiscal year 2025 policies and payment rates as a result of a recent decision issued by the United States Court of Appeals for the District of Columbia Circuit. The standard federal rate for fiscal year 2025 was set at $49,383, an increase from the standard federal rate applicable during fiscal year 2024 of $48,117. The update to the standard federal rate for fiscal year 2025 included a market basket increase of 3.5%, less a productivity adjustment of 0.5%. The standard federal rate also included an area wage budget neutrality factor of 0.9964315. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $77,048, an increase from the fixed-loss amount in the 2024 fiscal year of $59,873. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $46,217, an increase from the fixed-loss amount in the 2024 fiscal year of $42,750.
Fiscal Year 2026. On August 4, 2025, CMS published a final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). The standard federal rate for fiscal year 2026 is $50,825, an increase from the standard federal rate applicable during fiscal year 2025 of $49,383. The update to the standard federal rate for fiscal year 2026 includes a market basket increase of 3.4%, less a productivity adjustment of 0.7%. The standard federal rate also includes an area wage budget neutrality factor of 1.0021275. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $78,936, an increase from the fixed-loss amount in the 2025 fiscal year of $77,048. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $40,397, a decrease from the fixed-loss amount in the 2025 fiscal year of $46,217.
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

On April 26, 2024, CMS issued new guidance in Transmittal 12594 changing the criteria for LTCH outlier reconciliations. CMS modified the first criterion to a change in the LTCH’s CCR of 20 percent or more from the CCR used to make outlier payments during the cost reporting period. CMS did not change the second criterion for reconciliation that the LTCH must have received at least $500,000 in outlier payments during the cost reporting period. The revised policy was scheduled to be effective for cost reporting periods beginning on or after October 1, 2024. However, CMS recently issued Transmittal 13428 to delay the effective date by one year, for cost reporting periods beginning on or after October 1, 2025. MACs would receive the first cost reports subject to the revised policy in March 2027.
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
Fiscal Year 2026. On August 5, 2025, CMS published a final rule to update policies and payment rates for the IRF-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). The standard payment conversion factor for discharges for fiscal year 2026 was set at $19,371, an increase from the standard payment conversion factor applicable during fiscal year 2025 of $18,907. The update to the standard payment conversion factor for fiscal year 2026 included a market basket increase of 3.3%, less a productivity adjustment of 0.7%. CMS decreased the outlier threshold amount for fiscal year 2026 to $10,062 from $12,043 established in the final rule for fiscal year 2025.
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
For calendar year 2024, CMS expected that its final policies would result in a 3% decrease in Medicare payments for the therapy specialty. The policies CMS announced for the calendar year 2025 MPFS final rule reduced Medicare payments for the physical and occupational therapy services we provide by approximately 3%. Congress directed the Secretary to increase calendar year 2026 MPFS payments by 2.5% in section 71202 of OBBBA. In the calendar year 2026 MPFS proposed rule, CMS proposes to implement this OBBBA statutory 2.5% increase to the conversion factor for calendar year 2026, along with the two separate conversion factors based on alternative payment model (“APM”) participation as required under the Medicare Access and CHIP Reauthorization Act ("MACRA"). Starting in 2026 as required by MACRA, eligible professionals participating in an APM who meet certain criteria will receive an annual update of 0.75%, while all other professionals will receive an annual update of 0.25%. CMS expects that its proposed policies for 2026 will result in a 1% decrease in Medicare payments for the therapy specialty but it did not consider the statutory increases to the conversion factor and APM in its therapy specialty estimated impact. After factoring in these statutory increases, the calendar year 2026 MPFS final rule will increase Medicare payments for the physical and occupational therapy services we provide by approximately 2%.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	107	104	107	104
Number of hospitals acquired	—	1	—	1
Number of hospital start-ups	—	—	1	—
Number of hospitals closed/sold	(1)	—	(2)	—
Number of consolidated hospitals—end of period(1)	106	105	106	105
Available licensed beds(3)	4,512	4,451	4,512	4,451
Admissions(3)(4)	8,676	8,859	27,093	27,176
Patient days(3)(5)	270,760	265,730	844,623	835,970
Average length of stay (days)(3)(6)	31	30	31	31
Revenue per patient day(3)(7)	$2,145	$2,287	$2,175	$2,203
Occupancy rate(3)(8)	65%	65%	68%	69%
Percent patient days—Medicare(3)(9)	35%	34%	35%	35%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	21	24	21	23
Number of hospitals acquired	—	—	—	—
Number of hospital start-ups	1	—	1	1
Number of hospitals closed/sold	—	—	—	—
Number of consolidated hospitals—end of period(1)	22	24	22	24
Number of unconsolidated hospitals managed—end of period(2)	12	12	12	12
Total number of hospitals (all)—end of period	34	36	34	36
Available licensed beds - consolidated hospitals(3)	1,589	1,696	1,589	1,696
Available licensed beds - unconsolidated hospitals managed(12)	632	652	632	652
Admissions(3)(4)	8,439	9,385	25,039	27,335
Patient days(3)(5)	116,835	129,787	350,724	378,536
Average length of stay (days)(3)(6)	14	14	14	14
Revenue per patient day(3)(7)	$2,148	$2,254	$2,119	$2,242
Occupancy rate(3)(8)	82%	83%	84%	82%
Percent patient days—Medicare(3)(9)	48%	50%	48%	50%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,625	1,620	1,633	1,617
Number of clinics acquired	1	4	7	4
Number of clinic start-ups	5	4	14	20
Number of clinics closed/sold	(4)	(5)	(27)	(18)
Number of consolidated clinics—end of period	1,627	1,623	1,627	1,623
Number of unconsolidated clinics managed—end of period	298	299	298	299
Total number of clinics (all)—end of period	1,925	1,922	1,925	1,922
Number of visits(3)(10)	2,773,465	2,924,794	8,336,216	8,568,784
Revenue per visit(3)(11)	$101	$100	$100	$101

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
(12)Represents the number of available licensed beds at hospitals which are managed by us at the end of each period presented. We own a minority interest in these businesses.

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	89.3	89.2	87.2	88.1
General and administrative	3.7	2.9	3.8	2.7
Depreciation and amortization	2.7	2.5	2.8	2.6
Total costs and expenses	95.7	94.6	93.8	93.4
Other operating income	0.0	—	0.2	0.1
Income from continuing operations before other income and expense	4.3	5.4	6.4	6.7
Loss on early retirement of debt	(0.9)	—	(0.3)	—
Equity in earnings of unconsolidated subsidiaries	2.6	1.0	1.4	1.0
Interest expense	(2.4)	(2.3)	(2.6)	(2.2)
Income from continuing operations before income taxes	3.6	4.1	4.9	5.5
Income tax expense from continuing operations	0.4	0.9	1.3	1.1
Income from continuing operations, net of tax	3.2	3.2	3.6	4.4
Discontinued operations:
Income from discontinued business	4.9	—	5.1	—
Income tax expense from discontinued business	1.8	—	1.2	—
Income from discontinued operations, net of tax	3.1	—	3.9	—
Net income	6.3	3.2	7.5	4.4
Net income attributable to non-controlling interests	1.9	1.1	1.6	1.3
Net income attributable to Select Medical Holdings Corporation	4.4%	2.1%	5.9%	3.1%
_______________________________________________________________________________
(1)Cost of services includes personnel expense, facilities expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2025	% Change	2024	2025	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$582,950	$609,929	4.6%	$1,843,751	$1,848,098	0.2%
Rehabilitation hospital	282,709	328,607	16.2	816,240	949,770	16.4
Outpatient rehabilitation	312,042	325,383	4.3	930,696	960,309	3.2
Other(1)	93,881	99,526	6.0	283,854	298,019	5.0
Total Company	$1,271,582	$1,363,445	7.2%	$3,874,541	$4,056,196	4.7%
Income (loss) from continuing operations before other income and expense:
Critical illness recovery hospital	$33,731	$39,956	18.5%	$186,757	$149,619	(19.9)%
Rehabilitation hospital	53,288	60,385	13.3	162,286	186,986	15.2
Outpatient rehabilitation	19,198	15,116	(21.3)	54,575	51,793	(5.1)
Other(1)	(51,318)	(42,499)	N/M	(156,394)	(116,164)	N/M
Total Company	$54,899	$72,958	32.9%	$247,224	$272,234	10.1%
Adjusted EBITDA:
Critical illness recovery hospital	$50,763	$56,102	10.5%	$238,536	$199,034	(16.6)%
Rehabilitation hospital	60,117	67,956	13.0	183,471	209,427	14.1
Outpatient rehabilitation	28,319	24,198	(14.6)	82,016	78,984	(3.7)
Other(1)	(35,301)	(36,601)	N/M	(109,621)	(98,934)	N/M
Total Company	$103,898	$111,655	7.5%	$394,402	$388,511	(1.5)%
Adjusted EBITDA margins:
Critical illness recovery hospital	8.7%	9.2%		12.9%	10.8%
Rehabilitation hospital	21.3	20.7		22.5	22.1
Outpatient rehabilitation	9.1	7.4		8.8	8.2
Other(1)	N/M	N/M		N/M	N/M
Total Company	8.2%	8.2%		10.2%	9.6%
Total assets:
Critical illness recovery hospital	$2,658,301	$2,631,998		$2,658,301	$2,631,998
Rehabilitation hospital	1,294,125	1,478,363		1,294,125	1,478,363
Outpatient rehabilitation	1,414,009	1,415,655		1,414,009	1,415,655
Other(1)	162,937	159,707		162,937	159,707
Total Company	$5,529,372	$5,685,723		$5,529,372	$5,685,723
Purchases of property and equipment:
Critical illness recovery hospital	$16,208	$18,186		$49,765	$58,096
Rehabilitation hospital	10,595	25,608		32,514	82,878
Outpatient rehabilitation	8,402	8,959		26,064	27,850
Other(1)	333	349		2,766	1,301
Total Company	$35,538	$53,102		$111,109	$170,125
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M    Not meaningful.

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
For the three months ended September 30, 2025, we had revenue of $1,363.4 million and income from continuing operations before other income and expense of $73.0 million, as compared to revenue of $1,271.6 million and income from continuing operations before other income and expense of $54.9 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, Adjusted EBITDA was $111.7 million, with an Adjusted EBITDA margin of 8.2%, as compared to Adjusted EBITDA of $103.9 million and an Adjusted EBITDA margin of 8.2% for the three months ended September 30, 2024.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue increased 4.6% to $609.9 million for the three months ended September 30, 2025, compared to $583.0 million for the three months ended September 30, 2024. The increase in revenue was attributable to revenue per patient day, which increased 6.6% to $2,287 for the three months ended September 30, 2025, compared to $2,145 for the three months ended September 30, 2024. The increase in revenue per patient day was partially driven by the deferral of the implementation of the 20 percent transmittal rule, as discussed further in Regulatory Changes, which resulted in a change in revenue estimates made in prior periods. Our patient days were 265,730 for the three months ended September 30, 2025, compared to 270,760 days for the three months ended September 30, 2024. Occupancy in our critical illness recovery hospitals was 65% for both the three months ended September 30, 2025 and 2024.
Rehabilitation Hospital Segment.    Revenue increased 16.2% to $328.6 million for the three months ended September 30, 2025, compared to $282.7 million for the three months ended September 30, 2024. The increase in revenue was principally attributable to our patient days, which increased 11.1% to 129,787 days for the three months ended September 30, 2025, compared to 116,835 days for the three months ended September 30, 2024. Revenue per patient day increased 4.9% to $2,254 for the three months ended September 30, 2025, compared to $2,148 for the three months ended September 30, 2024. Occupancy in our rehabilitation hospitals was 83% and 82% for the three months ended September 30, 2025 and 2024, respectively.
Outpatient Rehabilitation Segment.  Revenue increased 4.3% to $325.4 million for the three months ended September 30, 2025, compared to $312.0 million for the three months ended September 30, 2024. The increase in revenue was attributable to patient visits, which increased 5.5% to 2,924,794 visits for the three months ended September 30, 2025, compared to 2,773,465 visits for the three months ended September 30, 2024. Our revenue per visit was $100 for the three months ended September 30, 2025, compared to $101 for the three months ended September 30, 2024. The decrease in revenue per visit was primarily driven by a reduction in Medicare reimbursement and an unfavorable shift in payor mix.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,256.0 million, or 92.1% of revenue, for the three months ended September 30, 2025, compared to $1,183.1 million, or 93.0% of revenue, for the three months ended September 30, 2024. Our cost of services, a major component of which is labor expense, was $1,216.0 million, or 89.2% of revenue, for the three months ended September 30, 2025, compared to $1,135.7 million, or 89.3% of revenue, for the three months ended September 30, 2024. General and administrative expenses were $40.1 million, or 2.9% of revenue, for the three months ended September 30, 2025, compared to $47.3 million, or 3.7% of revenue, for the three months ended September 30, 2024. The decrease in general and administrative expenses was principally attributable to lower stock compensation expense as a result of modifications to our restricted stock awards which occurred in November 2024 in connection with the Company’s spin-off of Concentra.
Other Operating Income
For the three months ended September 30, 2024, we had other operating income of $1.3 million.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 10.5% to $56.1 million for the three months ended September 30, 2025, compared to $50.8 million for the three months ended September 30, 2024. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 9.2% for the three months ended September 30, 2025, compared to 8.7% for the three months ended September 30, 2024. The increases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were principally attributable to an increase in revenue.

Rehabilitation Hospital Segment.    Adjusted EBITDA increased 13.0% to $68.0 million for the three months ended September 30, 2025, compared to $60.1 million for the three months ended September 30, 2024. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 20.7% for the three months ended September 30, 2025, compared to 21.3% for the three months ended September 30, 2024. The increase in Adjusted EBITDA for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was principally attributable to an increase in revenue.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $24.2 million for the three months ended September 30, 2025, compared to $28.3 million for the three months ended September 30, 2024. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 7.4% for the three months ended September 30, 2025, compared to 9.1% for the three months ended September 30, 2024. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were principally attributable to an increase in operating expenses, primarily personnel expense, and partially offset by an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $34.4 million for the three months ended September 30, 2025, compared to $34.9 million for the three months ended September 30, 2024.
Income from Continuing Operations before Other Income and Expense
For the three months ended September 30, 2025, we had income from continuing operations before other income and expense of $73.0 million, compared to $54.9 million for the three months ended September 30, 2024. The increase in income from continuing operations before other income and expense is principally attributable to the increase in revenue within our Rehabilitation Hospital segment and Critical Illness Recovery Hospital segment, as discussed above under “Revenue”.
Loss on Early Retirement of Debt
For the three months ended September 30, 2024, we had a loss on early retirement of debt of $10.9 million related to the prepayment on our term loan and the amendment to the Select credit agreement.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended September 30, 2025, we had equity in earnings of unconsolidated subsidiaries of $13.0 million, compared to $33.1 million for the three months ended September 30, 2024. The decrease in equity in earnings of unconsolidated subsidiaries is principally due to a gain recognized during the three months ended September 30, 2024, upon gaining a controlling financial interest in a previously unconsolidated subsidiary.
Interest
Interest expense was $30.0 million for the three months ended September 30, 2025, compared to $31.4 million for the three months ended September 30, 2024.
Income Tax Expense from Continuing Operations
We recorded income tax expense of $11.7 million for the three months ended September 30, 2025, which represented an effective tax rate of 21.0%. We recorded income tax expense of $4.4 million for the three months ended September 30, 2024, which represented an effective tax rate of 9.6%. Our income tax expense is computed based on annual estimates which we allocate throughout the year based on our projected income. Changes in our estimate of projected income can result in variability in our income tax expense and effective tax rate from period to period.
Income from Discontinued Operations, Net of Tax
For the three months ended September 30, 2024, we had income from discontinued operations, net of tax, of $39.7 million, which represents the operations of Concentra.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, we had revenue of $4,056.2 million and income from continuing operations before other income and expense of $272.2 million, as compared to revenue of $3,874.5 million and income from continuing operations before other income and expense of $247.2 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, Adjusted EBITDA was $388.5 million, with an Adjusted EBITDA margin of 9.6%, as compared to Adjusted EBITDA of $394.4 million and an Adjusted EBITDA margin of 10.2% for the nine months ended September 30, 2024, respectively.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue increased to $1,848.1 million for the nine months ended September 30, 2025, compared to $1,843.8 million for the nine months ended September 30, 2024. Our revenue per patient day increased 1.3% to $2,203 for the nine months ended September 30, 2025, compared to $2,175 for the nine months ended September 30, 2024. Our patient days were 835,970 for the nine months ended September 30, 2025, compared to 844,623 days for the nine months ended September 30, 2024. Occupancy in our critical illness recovery hospitals was 69% and 68% for the nine months ended September 30, 2025 and 2024, respectively.
Rehabilitation Hospital Segment.    Revenue increased 16.4% to $949.8 million for the nine months ended September 30, 2025, compared to $816.2 million for the nine months ended September 30, 2024. The increase in revenue was attributable to an increase in patient days and an increase in revenue per patient day. Our patient days increased 7.9% to 378,536 days for the nine months ended September 30, 2025, compared to 350,724 days for the nine months ended September 30, 2024. Revenue per patient day increased 5.8% to $2,242 for the nine months ended September 30, 2025, compared to $2,119 for the nine months ended September 30, 2024. Occupancy in our rehabilitation hospitals was 82% and 84% for the nine months ended September 30, 2025 and 2024, respectively.
Outpatient Rehabilitation Segment.    Revenue increased 3.2% to $960.3 million for the nine months ended September 30, 2025, compared to $930.7 million for the nine months ended September 30, 2024. The increase in revenue was principally attributable to patient visits, which increased 2.8% to 8,568,784 visits for the nine months ended September 30, 2025, compared to 8,336,216 visits for the nine months ended September 30, 2024. Our revenue per visit increased 1.0% to $101 for the nine months ended September 30, 2025, compared to $100 for the nine months ended September 30, 2024.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $3,681.5 million, or 90.8% of revenue, for the nine months ended September 30, 2025, compared to $3,524.0 million, or 91.0% of revenue, for the nine months ended September 30, 2024. Our cost of services, a major component of which is labor expense, was $3,572.7 million, or 88.1% of revenue, for the nine months ended September 30, 2025, compared to $3,378.4 million, or 87.2% of revenue, for the nine months ended September 30, 2024. The increase in our cost of services relative to our revenue was principally attributable to the operating performance of our Critical Illness Recovery Hospital segment and Outpatient Rehabilitation segment. General and administrative expenses were $108.7 million, or 2.7% of revenue, for the nine months ended September 30, 2025, compared to $145.7 million, or 3.8% of revenue, for the nine months ended September 30, 2024. The decrease in general and administrative expenses was principally attributable to lower stock compensation expense as a result of modifications to our restricted stock awards which occurred in November 2024 in connection with the Company’s spin-off of Concentra and a reduction in personnel expense related to accrued bonus.
Other Operating Income
For the nine months ended September 30, 2025, we had other operating income of $1.6 million, compared to $3.3 million for the nine months ended September 30, 2024.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA was $199.0 million for the nine months ended September 30, 2025, compared to $238.5 million for the nine months ended September 30, 2024. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 10.8% for the nine months ended September 30, 2025, compared to 12.9% for the nine months ended September 30, 2024. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were principally due to an increase in operating expenses.

Rehabilitation Hospital Segment.    Adjusted EBITDA increased 14.1% to $209.4 million for the nine months ended September 30, 2025, compared to $183.5 million for the nine months ended September 30, 2024. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 22.1% for the nine months ended September 30, 2025, compared to 22.5% for the nine months ended September 30, 2024. The increase in our Adjusted EBITDA for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was principally attributable to an increase in revenue.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $79.0 million for the nine months ended September 30, 2025, compared to $82.0 million for the nine months ended September 30, 2024. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 8.2% for the nine months ended September 30, 2025, compared to 8.8% for the nine months ended September 30, 2024. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was principally attributable to an increase in personnel expense, partially offset by an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $104.1 million for the nine months ended September 30, 2025, compared to $106.6 million for the nine months ended September 30, 2024.
Income from Continuing Operations before Other Income and Expense
For the nine months ended September 30, 2025, we had income from continuing operations before other income and expense of $272.2 million, compared to $247.2 million for the nine months ended September 30, 2024. The increase in income from continuing operations before other income and expense is attributable to an increase in revenue within our Rehabilitation Hospital segment, as well as a decrease in general and administrative expenses.
Loss on Early Retirement of Debt
For the nine months ended September 30, 2024, we had a loss on early retirement of debt of $10.9 million, related to the prepayment on our term loan and the amendment to the Select credit agreement.
Equity in Earnings of Unconsolidated Subsidiaries
For the nine months ended September 30, 2025, we had equity in earnings of unconsolidated subsidiaries of $39.1 million, compared to $53.5 million for the nine months ended September 30, 2024. The decrease in equity in earnings of unconsolidated subsidiaries is principally due to a gain recognized during the three months ended September 30, 2024, upon gaining a controlling financial interest in a previously unconsolidated subsidiary. This was partially offset by improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Interest expense was $89.1 million for the nine months ended September 30, 2025, compared to $100.1 million for the nine months ended September 30, 2024. The decrease in interest expense was principally due to a reduction in total debt, partially offset by an increase in our effective interest rate resulting from the impact of our interest rate cap.
Income Tax Expense from Continuing Operations
We recorded income tax expense of $45.5 million for the nine months ended September 30, 2025, which represented an effective tax rate of 20.5%. We recorded income tax expense of $49.3 million for the nine months ended September 30, 2024, which represented an effective tax rate of 26.0%. The decrease in our effective tax rate was primarily due to lower permanent differences and lower state and local taxes associated with reduced executive compensation.
Income from Discontinued Operations, Net of Tax
For the nine months ended September 30, 2024, we had income from discontinued operations, net of tax, of $152.5 million, which represents the operations of Concentra.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Nine Months Ended September 30,
	2024	2025
	(in thousands)
Net cash provided by operating activities	$392,432	$282,142
Net cash used in investing activities	(156,818)	(149,594)
Net cash used in financing activities	(128,152)	(132,188)
Net increase in cash and cash equivalents	107,462	360
Cash and cash equivalents at beginning of period	84,006	59,694
Cash and cash equivalents at end of period	$191,468	$60,054
Operating activities provided $282.1 million of cash flows for the nine months ended September 30, 2025, compared to $392.4 million of cash flows provided by operating activities for the nine months ended September 30, 2024. The decrease in cash flows provided by operating activities year over year was principally driven by the decrease in cash flows from our discontinued operations, partially offset by increases in our Income from continuing operations, net of tax, and our net working capital.
Our days sales outstanding was 56 days at September 30, 2025, compared to 58 days at December 31, 2024. Our days sales outstanding was 60 days at September 30, 2024, compared to 55 days at December 31, 2023. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $149.6 million of cash flows for the nine months ended September 30, 2025, principally for the purchase of property and equipment. The principal source of cash was proceeds from sales and exchanges of assets of $22.1 million. Investing activities used $156.8 million of cash flows for the nine months ended September 30, 2024. The principal uses of cash were $158.7 million for purchases of property and equipment, and $2.3 million for investments in and acquisitions of businesses.
Financing activities used $132.2 million of cash flows for the nine months ended September 30, 2025. The principal uses of cash were $99.5 million for repurchases of common stock, $48.8 million for distributions to and purchases of non-controlling interests, a decrease in our overdrafts of $25.8 million, and $23.7 million of dividend payments to common stockholders. The principal sources of cash were net borrowings under our revolving facility of $45.0 million, net borrowings on other debt of $15.6 million, and proceeds of $13.0 million from the issuance of non-controlling interests. Financing activities used $128.2 million of cash flows for the nine months ended September 30, 2024. The principal uses of cash were payments of $1,719.5 million on our term loan, $270.0 million of net repayments under our revolving facilities, $48.5 million of dividend payments to common stockholders, and $35.8 million for distributions to and purchases of non-controlling interests. The principal sources of cash were net proceeds from Concentra’s term loans of $836.7 million, net proceeds from the issuance of Concentra’s 6.875% senior notes of $637.3 million, and net proceeds from Concentra’s equity issuance of $511.2 million.

Capital Resources
Working capital.  We had net working capital of $80.9 million at September 30, 2025, compared to $42.1 million at December 31, 2024. The increase in net working capital was principally due to decreases in our accrued other and accrued payroll.
Credit facilities. At September 30, 2025, Select had outstanding borrowings under its credit facilities consisting of a $1,042.1 million term loan (excluding unamortized original issue discounts and debt issuance costs of $7.4 million) and borrowings of $150.0 million under its revolving facility. At September 30, 2025, Select had $419.1 million of availability under its revolving facility after giving effect to $30.9 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. On October 29, 2025, the Board of Directors extended the common stock repurchase program from December 31, 2025, to December 31, 2027. The common stock repurchase program will remain in effect until then, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the nine months ended September 30, 2025, Holdings repurchased 6,375,512 shares at a cost of approximately $96.5 million, or $15.13 per share, which includes transaction costs. Since the inception of the program through September 30, 2025, Holdings has repurchased 54,610,335 shares at a cost of approximately $696.8 million, or $12.76 per share, which includes transaction costs. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023. As of September 30, 2025, $0.9 million has been accrued for the 1% excise tax as a cost of the stock repurchase.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of September 30, 2025, we had cash and cash equivalents of $60.1 million and $419.1 million of availability under our revolving facilities after giving effect to $150.0 million of outstanding borrowings and $30.9 million of outstanding letters of credit.
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
Dividend
On February 13, 2025, April 30, 2025, and July 30, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. On March 13, 2025, May 29, 2025, and August 28, 2025, cash dividends totaling $8.1 million, $7.9 million, and $7.7 million were paid.
On October 29, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about November 25, 2025 to stockholders of record as of the close of business on November 12, 2025.
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
At September 30, 2025, Select had outstanding borrowings under its Credit Facilities consisting of a $1,042.1 million term loan (excluding unamortized original issue discounts and debt issuance costs of $7.4 million) and $150.0 million of borrowings under its revolving facility, which bear interest at variable rates.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap effective on March 31, 2025, which limits the Term SOFR rate to 4.5% on $1.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through March 31, 2028. As of September 30, 2025, the Term SOFR rate was 4.13%. As of September 30, 2025, we had $42.1 million of term loan borrowings which would be subject to variable interest rates if the Term SOFR rate were to exceed 4.5%.
As of September 30, 2025, the first 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $3.0 million. The next 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $1.7 million, as it would be partially hedged by our interest rate cap. Each subsequent 0.25% increase in market interest rates will be mitigated by our interest rate cap, and will impact the annual interest expense on our variable rate debt by $0.5 million.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Report on Form 10-Q for the six months ended June 30, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ Board of Directors authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. On October 29, 2025, the Board of Directors extended the common stock repurchase program from December 31, 2025, to December 31, 2027. The common stock repurchase program will remain in effect until then, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2025	—	$—	—	$303,223,970
August 1 - August 31, 2025(1)	156,670	12.57	—	303,223,970
September 1 - September 30, 2025	—	—	—	303,223,970
Total	156,670	$12.57	—	$303,223,970
_____________________________________________________________________________
(1)    The shares purchased represent common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On September 12, 2025, Robert Ortenzio, the Company’s Executive Chairman and Co-Founder, terminated his trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan was originally adopted on December 5, 2024 and provided for the potential sale, subject to certain price limits, of up to 600,000 shares of common stock for Robert Ortenzio and up to 125,000 shares for Robert A Ortenzio Descendants Trust DTD 12/23/2002, until March 14, 2026, or upon the earlier completion of all authorized transactions thereunder.

ITEM 6. EXHIBITS

Number	Description
10.1	Form of Director and Officer Indemnification Agreement.
10.2	Offer Letter, by and between Select and Thomas P. Mullin, dated September 1, 2025.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Dated:  October 30, 2025