Form 10-K
period 2025-12-31
SELECT MEDICAL HOLDINGS CORP
filed 2026-02-19
CIK 1320414

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously held financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,558,171,836, based on the closing price per share of common stock on that date of $15.18 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 1, 2026, the number of shares of Holdings’ Common Stock, $0.001 par value, outstanding was 124,017,191.
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
Documents Incorporated by Reference
Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:
1.    The registrant’s definitive proxy statement for use in connection with the 2026 Annual Meeting of Stockholders to be held on or about April 23, 2026 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2025, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
•adverse economic conditions including an inflationary environment, and changes to United States tariff and import/export regulations, could cause us to continue to experience increases in the prices of labor and other costs of doing business resulting in a negative impact on our business, operating results, cash flows, and financial condition;
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
•the impact of the non-binding indication of interest from our Executive Chairman, Co-Founder and Director and the Board of Directors’ evaluation of the proposal on our business and results of operations;
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

Item 1.    Business.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of December 31, 2025, we had operations in 39 states and the District of Columbia. As of December 31, 2025, we operated 104 critical illness recovery hospitals in 28 states, 38 rehabilitation hospitals in 15 states, and 1,917 outpatient rehabilitation clinics in 39 states and the District of Columbia.
Our reportable segments include the (i) critical illness recovery hospital segment, (ii) rehabilitation hospital segment, and (iii) outpatient rehabilitation segment. We had revenue of $5,452.8 million for the year ended December 31, 2025. Of this total, we earned approximately 45% of our revenue from our critical illness recovery hospital segment, approximately 24% from our rehabilitation hospital segment, and approximately 24% from our outpatient rehabilitation segment. We also recognized other revenue associated with employee leasing services provided to the Company’s non-consolidating subsidiaries.
Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Notes to Consolidated Financial Statements—Note 14. Segment Information” beginning on F-28 for financial information for each of our segments for the past three fiscal years.
On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra Group Holdings Parent, Inc. (“Concentra”), a previously wholly-owned subsidiary of Select, to its stockholders (the “Distribution”). The Company no longer owns any shares of Concentra common stock (the “Separation”). The results of Concentra are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2023, 2024, and 2025.

On November 24, 2025, the Company received a non-binding indication of interest from Robert A. Ortenzio, our Executive Chairman, Co-Founder and Director, to acquire all of the Company’s outstanding shares for cash consideration of $16.00 to $16.20 per share of our common stock (the “Proposal” and such transaction, the “Take Private Transaction”). Mr. Ortenzio publicly announced the Proposal on November 24, 2025 in a Schedule 13D filing with the SEC. On November 25, 2025, in connection with the Proposal, the disinterested members of the Board of Directors met and voted to form an independent special committee of the Board of Directors (the “Special Committee”). The Special Committee is carefully reviewing and evaluating the Proposal in consultation with their advisors and will determine the appropriate course of action in the best interests of the Company and its stockholders. In connection therewith, the Special Committee is evaluating other potential strategic alternatives to maximize stockholder value.

Critical Illness Recovery Hospitals
We are a leading operator of critical illness recovery hospitals in the United States. Our hospitals are certified by Medicare as long term care hospitals (“LTCHs”). As of December 31, 2025, we operated 104 critical illness recovery hospitals in 28 states. For the years ended December 31, 2023, 2024, and 2025, approximately 37%, 33%, and 32%, respectively, of the revenue of our critical illness recovery hospital segment came from Medicare reimbursement. As of December 31, 2025, we employed approximately 16,600 people in our critical illness recovery hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, and speech therapists.
We operate the majority of our critical illness recovery hospitals as a hospital within a hospital (an “HIH”). A critical illness recovery hospital that operates as an HIH typically leases space from a general acute care hospital, or “host hospital,” and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing critical illness recovery hospital does not operate on a host hospital campus. We operated 104 critical illness recovery hospitals at December 31, 2025, of which 70 were operated as HIHs and 34 were operated as free-standing hospitals.
Patients are typically admitted to our critical illness recovery hospitals from general acute care hospitals, likely following an intensive care unit stay, and suffer from chronic critical illness. These patients have highly specialized needs, with serious and complex medical conditions involving multiple organ systems. These conditions are often a result of complications related to heart failure, complex infectious disease, respiratory failure and pulmonary disease, complex surgery requiring prolonged recovery, renal disease, neurological events, and trauma. Given their complex medical needs, these patients require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a critical illness recovery hospital that is designed to meet their unique medical needs. For the year ended December 31, 2025, the average length of stay for patients in our critical illness recovery hospitals was 31 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. The Joint Commission (“TJC”), DNV GL Healthcare USA, Inc. (“DNV”), and the Center for Improvement in Healthcare Quality (“CIHQ”) are independent accreditation organizations that establish standards related to the operation and management of healthcare facilities. As of December 31, 2025, we operated 104 critical illness recovery hospitals, 103 of which were accredited by TJC and one of which was accredited by DNV. Also as of December 31, 2025, all of our critical illness recovery hospitals were certified by Medicare as LTCHs. Each of our critical illness recovery hospitals must regularly demonstrate to a survey team conformance to the standards established by TJC, DNV, CIHQ, or the Medicare program, as applicable.
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
Our critical illness recovery hospitals demonstrated a pivotal role in caring for patients during the COVID-19 pandemic. Thus, our critical illness recovery hospitals continue to be in a position to support pandemic preparedness in the future.
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

Rehabilitation Hospitals
Our rehabilitation hospitals provide comprehensive physical medicine, as well as rehabilitation programs and services, which serve to optimize patient health, function, and quality of life. As of December 31, 2025, we operated 38 rehabilitation hospitals in 15 states. For the years ended December 31, 2023, 2024, and 2025, approximately 47%, 45%, and 45% respectively, of the revenue of our rehabilitation hospital segment came from Medicare reimbursement. As of December 31, 2025, we employed approximately 14,600 people in our rehabilitation hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, speech therapists, neuropsychologists, and other psychologists.
Patients at our rehabilitation hospitals have specialized needs, with serious and often complex medical conditions requiring rehabilitative healthcare services in an inpatient setting. These conditions require targeted therapy and rehabilitation treatment, including comprehensive rehabilitative services for brain and spinal cord injuries, strokes, amputations, neurological disorders, orthopedic conditions, pediatric congenital or acquired disabilities, and cancer. Given their complex medical needs and gradual and prolonged recovery, these patients generally require a longer length of stay than patients in a general acute care hospital. For the year ended December 31, 2025, the average length of stay for patients in our rehabilitation hospitals was 14 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. As of December 31, 2025, we operated 38 rehabilitation hospitals, all of which were accredited by TJC. Also as of December 31, 2025, all of our rehabilitation hospitals were certified by Medicare as inpatient rehabilitation facilities (“IRFs”). 32 of our rehabilitation hospitals also received accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”), an independent, not-for-profit organization that establishes standards related to the operation of medical rehabilitation facilities. Each of our rehabilitation hospitals must regularly demonstrate to a survey team conformance to the standards established by TJC, the Medicare program, or CARF, as applicable.
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
Outpatient Rehabilitation
We are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,917 facilities throughout 39 states and the District of Columbia as of December 31, 2025. Our outpatient rehabilitation clinics are typically located in a medical complex or retail location. Our outpatient rehabilitation segment employed approximately 11,500 people as of December 31, 2025.
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
Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer, or health insurer who believes that a patient, employee, or member can benefit from the level of therapy we provide in an outpatient setting. Although individuals in all states may have some form of direct access to physical therapy services, the level of direct access varies based on provisions and limitations in each jurisdiction. In recent years, all states have enacted laws that allow individuals to seek outpatient physical rehabilitation services without a physician order. In our outpatient rehabilitation segment, for the year ended December 31, 2025, approximately 83% of our revenue comes from commercial payors, including healthcare insurers, managed care organizations, workers’ compensation programs, contract management services, and private pay sources. We believe that our services are attractive to healthcare payors who are seeking to provide high-quality and cost-effective care to their enrollees. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
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
Leading Operator in Distinct but Complementary Lines of Business. We believe that we are a leading operator in our business segments based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to referral sources, and helps us negotiate payor contracts. In our critical illness recovery hospital segment, we operated 104 critical illness recovery hospitals in 28 states as of December 31, 2025. In our rehabilitation hospital segment, we operated 38 rehabilitation hospitals in 15 states as of December 31, 2025. In our outpatient rehabilitation segment, we operated 1,917 outpatient rehabilitation clinics in 39 states and the District of Columbia as of December 31, 2025. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business segments.
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
Experience in Successfully Completing and Integrating Acquisitions. Since our inception in 1997 through 2025, we completed a number of significant acquisitions. We believe that we have improved the operating performance of these businesses over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.
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
Use of AI. We have begun leveraging artificial intelligence to enhance certain aspects of our operational and administrative functions. While adoption is in its early stages, these tools aim to improve efficiency and support decision-making and personalized development opportunities. The Company maintains formal policies and controls to ensure responsible and compliant use of AI in alignment with applicable regulations and ethical standards.

Sources of Revenue
The following table presents the approximate percentages by payor source of revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Revenue by Payor Source	2023	2024	2025
Medicare	30.8%	28.8%	28.6%
Commercial insurance(1)	49.3%	51.3%	51.6%
Workers’ Compensation	4.7%	4.4%	4.4%
Private and other(2)	12.3%	12.5%	12.1%
Medicaid	2.9%	3.0%	3.3%
Total	100.0%	100.0%	100.0%
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
Government Sources
Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2025, we operated 104 critical illness recovery hospitals, all of which were certified by Medicare as LTCHs. Also as of December 31, 2025, we operated 38 rehabilitation hospitals, all of which were certified by Medicare as IRFs. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our critical illness recovery hospitals and rehabilitation hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients covered under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”
Non-Government Sources
Our non-government sources of revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly.
Human Capital Management
Overview
At December 31, 2025, we had approximately 45,300 employees, including approximately 30,800 full-time and 14,500 part-time and per-diem employees. Our critical illness recovery hospital segment employees totaled approximately 16,600, rehabilitation hospital segment employees totaled approximately 14,600, and outpatient rehabilitation segment employees totaled approximately 11,500. Approximately 2,600 of the remaining employees performed corporate management, administration, and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.
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

Our hospitals are staffed by licensed physicians who are usually not employed by us. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time. Within the hospitals we operate, approximately 17,500 practitioners are credentialed to treat and provide services to our patients. In addition, some physicians or group practices provide administrative and/or clinical services in our hospitals under contracts.
Select Medical developed a cultural framework we call “The Select Medical Way.” One of the key tenants of this framework is to deliver a superior employee experience. Another tenant is to keep our employees safe. We devote considerable time and resources to attract, engage, retain, and ensure safety of employees to successfully operate our business and achieve our goals. Each of the key areas on which we focus to achieve our human capital objectives is described below.
Select Medical’s Human Capital and Compensation Committee undertakes an annual review of material compensation and human capital risk exposures, and reviews management’s efforts to monitor and mitigate such exposures.
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
Deep Connection to Culture, the Select Medical Way, and Inclusion
We strive to foster a culture of inclusion, living and demonstrating our values each and every day. We are committed to providing regular employee education and training on respect, equity, empathy and compassion, and we evaluate and update these resources on an ongoing basis. Additionally, any agency or contracted individual working within our facilities receives orientation and training on our expectations and standards for care. We take pride in our recruitment efforts that seek to attract the best and brightest talent from around the country. We are committed to having a workforce that reflects diversity at all levels, and we partner with several organizations to help attract the broadest group of qualified candidates. We have robust resources to listen and respond to concerns and input through our local, regional, and shared services human resources and leadership teams. Employees have access to frequent and widely shared resources and communications that reinforce our values and celebrate demonstrations of the Select Medical Culture and Values in action.

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
Workforce Compensation and Pay Equity
We provide competitive compensation and benefits, including a retirement savings plan with matching opportunities, comprehensive healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and family leave. We have key processes that seek to ensure our pay and benefits remain competitive across all of our disciplines. Using an electronic platform for both performance reviews and compensation review, each employee’s performance assessment and compensation go through multiple layers of review annually to promote equitable, market competitive and performance-based compensation. For external benchmarking, we use third-party commercially available compensation surveys, as well as the Department of Labor wage data. We continue to navigate shortages, higher turnover, and wage pressures in the healthcare labor market.
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
Medicare Enrollment and Certification
In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel, and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2025, all of the critical illness recovery hospitals we operated were certified by Medicare as LTCHs. As of December 31, 2025, all of the rehabilitation hospitals we operated were certified by Medicare as IRFs. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or “rehab agencies,” which operate as outpatient rehabilitation providers for the purposes of the Medicare program.
Accreditation
Our critical illness recovery hospitals and our rehabilitation hospitals receive accreditation from TJC, DNV, CIHQ and/or CARF. As of December 31, 2025, all of the 104 critical illness recovery hospitals and all of the 38 rehabilitation hospitals we operated were accredited by TJC, DNV, or CIHQ. In addition, 32 of our rehabilitation hospitals have also received accreditation from CARF.
Workers’ Compensation
Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Revenue generated directly from workers’ compensation programs represented approximately 15% of our revenue from our outpatient rehabilitation segment, 2% of our revenue from our rehabilitation hospital segment, and 1% of our revenue from our critical illness recovery hospital segment for the year ended December 31, 2025.
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
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. The table below shows the percentage of revenue generated directly from the Medicare program for each of our segments and our company as a whole for the fiscal years ended December 31, 2023, 2024, and 2025.

	Year Ended December 31,
Medicare Revenue by Segment	2023	2024	2025
Critical illness recovery hospital	36.5%	32.7%	31.8%
Rehabilitation hospital	47.2%	45.3%	45.3%
Outpatient rehabilitation	15.3%	15.2%	14.7%
Total Company	30.8%	28.8%	28.6%
The Medicare program reimburses various types of providers, including LTCHs, IRFs, and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems specific to LTCHs, IRFs, and outpatient rehabilitation providers, as described herein, are different than the system applicable to general acute care hospitals. If any of our hospitals fail to comply with requirements for payment under Medicare reimbursement systems for LTCHs or IRFs, as applicable, that hospital will be paid under the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments for inpatient care are made under the inpatient prospective payment system (“IPPS”) under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using Medicare severity diagnosis-related groups (“MS-DRGs”). The general acute care hospital MS-DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition, based on severity levels of illness, in that type of facility. Although the average length of stay varies for each MS-DRG, the average stay of all Medicare patients in a general acute care hospital is substantially less than the average length of stay in LTCHs and IRFs. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients to a post-acute care setting as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full MS-DRG rate for certain specified conditions if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected MS-DRGs to, among other providers, an LTCH or IRF, the general acute care hospital may be reimbursed below the full MS-DRG payment if the patient’s length of stay is at least one day less than the geometric mean length of stay for the MS-DRG.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (Pub. L. No. 119-21) (“OBBBA”) into law. OBBBA made several significant changes to Medicaid funding and coverage requirements that will impact many health care providers. The Congressional Budget Office (“CBO”) estimates that OBBBA will reduce federal funding for Medicaid and the Children’s Health Insurance Program by approximately $1 trillion over the next 10 years. The OBBBA includes significant changes to Medicaid provider taxes, provider tax waivers, and state directed payments. On January 29, 2026, CMS issued a final rule titled "Preserving Medicaid Funding for Vulnerable Populations - Closing a Health Care-Related Tax Loophole.” Effective April 3, 2026, the rule finalizes and codifies proposed regulations under the OBBBA to close a loophole that currently allows some health care-related taxes, especially taxes on managed care organizations, to be imposed at higher tax rates on Medicaid taxable units than non-Medicaid taxable units. It is likely that many states will need to reform their Medicaid programs to account for the reduced federal funding under the OBBBA. Responses by individual states could include adjustments to provider tax assessments, cuts to their Medicaid reimbursement rates for providers, and eliminating Medicaid coverage for certain optional services or patient populations. At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future financial condition or results of operations; however, we may experience decreased reimbursement from governmental health care programs as a result. Additionally, as discussed below under the “Medicare Reimbursement of Outpatient Rehabilitation Clinic Services,” the OBBBA requires CMS to implement a statutory increase of 2.5% to the calendar year 2026 MPFS conversion factor.
The CBO sent an August 15, 2025, letter to Democratic budget and finance committee leaders in Congress estimating that OBBBA will increase the federal deficit by $2.1 trillion from 2025 to 2029 and by $3.4 trillion from 2025 to 2034, triggering Pay-As-You-Go (“PAYGO”) Act cuts to government spending through a sequestration provision. A sequestration cut under the Budget Control Act (“BCA”) of 2011 (Pub. L. 112-25) currently reduces Medicare payments to all providers and suppliers by 2%. Medicare payments would have been reduced by an additional 4% as a result of a PAYGO sequestration order, without relief from Congress. However, the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (Pub. L. No. 119-37) reset the PAYGO scorecards to zero at the end of 2025. This eliminated the 4% PAYGO sequestration cut to Medicare payments in 2026. The 2% BCA sequestration cut to Medicare payments will continue to apply.
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
Patient Criteria
The Bipartisan Budget Act of 2013, enacted December 26, 2013, established a dual-rate LTCH-PPS for Medicare patients discharged from an LTCH. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs are reimbursed at the LTCH-PPS standard federal payment rate only if, immediately preceding the patient’s LTCH admission, the patient was discharged from a “subsection (d) hospital” (generally, a short-term acute care hospital paid under IPPS) and either the patient’s stay included at least three days in an intensive care unit or coronary care unit at the subsection (d) hospital, or the patient was assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid at the LTCH-PPS standard federal payment rate, the patient’s discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet these criteria, the LTCH will be paid a “site-neutral” payment rate, which will be the lower of: (i) the IPPS comparable per-diem payment rate capped at the MS-DRG payment rate plus any outlier payments; or (ii) 100 percent of the estimated costs for services. For hospital discharges beginning on or after October 1, 2017 through September 30, 2026, the IPPS comparable per diem payment amount (including any applicable outlier payment) used to determine the site-neutral payment rate is reduced by 4.6% after any annual payment rate update.
In addition, for cost reporting periods beginning on or after October 1, 2019, LTCHs must maintain an “LTCH discharge payment percentage” of at least 50% to continue to be reimbursed for Medicare fee-for-service patients at the dual rates of the LTCH-PPS. The “LTCH discharge payment percentage” is a ratio, expressed as a percentage, of Medicare fee-for-service (FFS) discharges not paid the site-neutral payment rate (i.e., those meeting LTCH patient criteria) to the total number of Medicare FFS discharges occurring during the cost reporting period. If this percentage is lower than 50%, the LTCH is notified that all of its Medicare FFS discharges will be subject to payment adjustment beginning in the cost reporting period after it was notified. The payment adjustment will result in reimbursement at an IPPS equivalent payment rate. However, the LTCH will not be subject to this payment adjustment if it maintains an LTCH discharge payment percentage of at least 50% during a 6-month “probationary-cure period” immediately before the cost reporting period when the payment adjustment would apply, and during that cost reporting period. An LTCH that has been subject to this payment adjustment will be reinstated at the regular dual payment rates of the LTCH-PPS in the cost reporting period that begins after the LTCH is notified that its LTCH discharge payment percentage is at least 50%.
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

In response to the COVID-19 outbreak in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. The CARES Act provided two temporary waivers regarding the site-neutral payment to LTCHs. The first waived the LTCH discharge payment percentage requirement for the cost reporting periods that included the emergency period. The second waived the application of the site-neutral payment rate so that all LTCH cases admitted during the emergency period were paid the LTCH-PPS standard federal rate. These waivers ended when the public health emergency expired on May 11, 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes” for further description of the CARES Act provisions.
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
Fiscal Year 2026. On August 4, 2025, CMS published a final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). The standard federal rate for fiscal year 2026 is $50,825, an increase from the standard federal rate applicable during fiscal year 2025 of $49,383. The update to the standard federal rate for fiscal year 2025 includes a market basket increase of 3.4%, less a productivity adjustment of 0.7%. The standard federal rate also includes an area wage budget neutrality factor of 1.0021275. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $78,936, an increase from the fixed-loss amount in the 2025 fiscal year of $77,048. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $40,397, a decrease from the fixed-loss amount in the 2025 fiscal year of $46,217.
High Cost Outliers and Criteria for Reconciliation of Outlier Payments
Under the LTCH PPS, CMS makes two types of outlier payments to LTCHs. First, CMS makes additional payments to LTCHs for high cost outlier cases that have extraordinarily high costs relative to the costs of most discharges. For these cases, CMS sets a fixed-loss amount each year that represents the maximum loss an LTCH will incur for a case before qualifying for a high cost outlier payment. A high cost outlier threshold equal to the LTCH PPS adjusted Federal payment for the case plus the fixed-loss amount determines when Medicare pays a high cost outlier payment. Such payments are based on 80% of the estimated cost of the case above the high cost outlier threshold. Second, CMS reduces payments to LTCHs for patients with a relatively short stay, which is defined as a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG. Short stay outlier cases are paid using a per diem rate based on 120% of the MS-LTC-DRG specific per diem amount and an IPPS per diem amount.
Outlier payments made to LTCHs during the cost reporting year may be reconciled at cost report settlement by the Medicare Administrative Contractor (“MAC”) if certain criteria are met. According to CMS, the reconciliation of outlier payments is intended to account for the fact that the LTCH’s cost-to-charge ratio (“CCR”) used to pay Medicare claims during the cost reporting year may differ from the LTCH’s final CCR for the year calculated by the MAC at cost report settlement. The outlier reconciliation criteria are: (1) a change in the LTCH’s CCR of 10 percentage points or more when comparing the actual CCR to the CCR used during the cost reporting period to make outlier payments; and (2) the LTCH received at least $500,000 in outlier payments during the cost reporting period. If the criteria for outlier reconciliation are met, the MAC will conduct an outlier reconciliation to determine whether the LTCH was overpaid or underpaid for outlier cases. If the LTCH was overpaid, the LTCH must repay Medicare in the amount of the overpayment plus the time value of money (i.e., interest). If the LTCH was underpaid, Medicare must pay the LTCH in the amount of the underpayment plus the time value of money.

On April 26, 2024, CMS issued new guidance in Transmittal 12594 changing the criteria for LTCH outlier reconciliations. CMS modified the first criterion to a change in the LTCH’s CCR of 20 percent or more from the CCR used to make outlier payments during the cost reporting period. CMS did not change the second criterion for reconciliation that the LTCH must have received at least $500,000 in outlier payments during the cost reporting period. CMS added a new requirement that every new LTCH will be subject to outlier reconciliation. The revised policy was scheduled to be effective for cost reporting periods beginning on or after October 1, 2024. However, CMS issued Transmittal 13428 on September 22, 2025, to delay the effective date by one year, for cost reporting periods beginning on or after October 1, 2025. MACs would receive the first cost reports subject to the revised policy in March 2027.
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
Fiscal Year 2026. On August 5, 2025, CMS published the final rule to update policies and payment rates for the IRF-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). Certain errors in the final rule were corrected in a document published on December 17, 2025. The standard payment conversion factor for discharges for fiscal year 2026 was set at $19,371, an increase from the standard payment conversion factor applicable during fiscal year 2025 of $18,907. The update to the standard payment conversion factor for fiscal year 2026 included a market basket increase of 3.3%, less a productivity adjustment of 0.7%. CMS decreased the outlier threshold amount for fiscal year 2026 to $10,141 from $12,043 established in the final rule for fiscal year 2025.
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
As required under the Medicare Access and CHIP Reauthorization Act (“MACRA”), a 0.0% percent update will be applied each year to the fee schedule payment rates for therapy services provided in 2020 through 2025, subject to adjustments under MIPS and APMs. In 2026 and subsequent years, eligible professionals participating in APMs who meet certain criteria will receive annual updates of 0.75%, while all other professionals will receive annual updates of 0.25%. Each year from 2019 through 2024 eligible clinicians who received a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involved risk of financial losses and a quality measurement component received a 5% bonus. As required under the Consolidated Appropriations Act, 2023, the bonus payment was 3.5% in 2025. The Consolidated Appropriations Act, 2024 established a 1.88% bonus payment for eligible clinicians in 2026. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. To date, none of our outpatient rehabilitation providers participate in qualified APMs.
In the calendar year 2024 MPFS final rule, CMS calculated the payment rates without the 2.5% payment increase to calendar year 2023 rates from the Consolidated Appropriations Act of 2023, but with the 1.25% payment increase to calendar year 2024 rates from that legislation. As a result of the lower statutory payment increase for calendar year 2024 and a negative 2.20% budget neutrality adjustment associated with changes to the relative value units, physician fee schedule payments were expected to decrease in 2024. CMS expected that its final policies for 2024 would result in a 3% decrease in Medicare payments for the therapy specialty. CMS also adopted changes to the quality payment program, including further development of the MIPS Value Pathways (“MVPs”) to transition the MIPS program. First, CMS revised the existing set of 12 MVPs that it previously adopted in the calendar year 2022 and 2023 final rules. CMS removed certain improvement activities from these MVPs and added other quality measures for MVP participants to choose from for data reporting. CMS also consolidated two of the existing MVPs into a single primary care MVP. Finally, CMS added five new MVPs. According to CMS, the new Rehabilitative Support of Musculoskeletal Care MVP will be most applicable to clinicians who specialize in rehabilitation support for musculoskeletal care, including physical therapists and occupational therapists. These new MVPs were available for voluntary reporting for the calendar year 2024 performance period.
In the calendar year 2025 MPFS final rule, CMS calculated the payment rates without the 1.25% and 2.93% payment increases under the Consolidated Appropriations of 2023 and 2024, respectively. However, CMS expected that its policies for

2025 would not result in any increase or decrease in Medicare payments for the therapy specialty. CMS also continued to expand the MVPs in anticipation of future retirement of traditional MIPS. CMS added six new MVPSs available for reporting in the calendar year 2025 performance period. CMS also made modifications to the quality measures, improvement activities, and cost measures for the previously adopted MVPs, including the Rehabilitative Support for Musculoskeletal Care MVP.
Congress directed the Secretary to increase calendar year 2026 MPFS payments by 2.5% in section 71202 of OBBBA. In the calendar year 2026 MPFS final rule, CMS implemented this OBBBA statutory 2.5% increase to the conversion factor for calendar year 2026, along with the two separate conversion factors based on APM participation required under MACRA. Starting in 2026,as required by MACRA, eligible professionals participating in an APM who meet certain criteria will receive an annual update of 0.75%, while all other professionals will receive an annual update of 0.25%.CMS expects that its policies for 2026 will result in a 1% decrease in Medicare payments for the therapy specialty but it did not consider the statutory increases to the conversion factor and APM in its therapy specialty estimated impact. After factoring in these statutory increases, the calendar year 2026 MPFS final rule will increase Medicare payments for the physical and occupational therapy services we provide by approximately 2%.
The increase to the conversion factors is mitigated by a new -2.5% efficiency adjustment applied to certain work RVUs for certain non-time-based services and an update to the practice expense RVU methodology. The efficiency adjustment reduces PFS payments for certain non-time-based codes, some of which are used by our physical and occupational therapists. The new practice expense methodology reduces certain facility practice expense RVUs allocated based on work RVUs.
CMS also continued making changes to the quality payment program, including changes to support the transition from MIPS to MVPs. First, CMS revised the existing 21 MVPs that were adopted in the calendar years 2022-2025 final rules. CMS removed certain measures and improvement activities from these MVPs and added other quality measures for MVP participants to choose from for data reporting, including a new “Advancing Health and Wellness” subcategory with new measures to report under the improvement activities performance category. For the rehabilitative support for musculoskeletal care MVP, which is most applicable to clinicians who specialize in rehabilitation support for musculoskeletal care (including physical therapists and occupational therapists), CMS added two quality measures and three improvement activities, and removed one quality measure. CMS also modified four qualified clinical data registry measures for this MVP. Finally, CMS added six new MVPs .These new MVPs will be available for voluntary reporting for the calendar year 2026 performance period.
Therapy Caps
Outpatient therapy providers reimbursed under the MPFS have historically been subject to annual limits for therapy expenses. The Bipartisan Budget Act of 2018 repealed the annual limits on outpatient therapy, but the law preserves the former therapy cap amounts as thresholds above which claims must include a modifier as a confirmation that services are medically necessary as justified by appropriate documentation in the medical record. The threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. For calendar year 2024, this modifier threshold amount was $2,330. For calendar year 2025, the modifier threshold amount was $2,410. For calendar year 2026, CMS set the modifier threshold amount at $2,480. This amount is indexed annually by the Medicare Economic Index. Claims for services over the modifier threshold amounts without the modifier are denied. Along with the modifier threshold, the Bipartisan Budget Act of 2018 retained the targeted medical review process that was established in the Medicare Access and CHIP Reauthorization Act of 2015. For calendar year 2018 through calendar year 2028, all therapy claims exceeding $3,000 are subject to a targeted manual medical review process. The $3,000 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. Beginning in 2028 and in each calendar year thereafter, the threshold amount for claims requiring targeted manual medical review will increase by the percentage increase in the Medicare Economic Index.
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
The calendar year 2024 MPFS final rule did not contain any policy changes concerning the modifiers for services provided by physical therapy and occupational therapy assistants. However, the final rule included one change to Medicare policies relating to supervision of services provided by physical therapy assistants and occupational therapy assistants. In the final rule, CMS established a general supervision policy for remote therapeutic monitoring services provided by physical therapy assistants and occupational therapy assistants in private practice settings. In the calendar year 2025 MPFS final rule, CMS modified the supervision requirement for services provided by PTAs and OTAs in private practice settings. CMS previously required that physical therapists and occupational therapists provide direct supervision of PTAs and OTAs in private practice settings. However, starting January 1, 2025, a general supervision requirement will apply in private practice settings. One documentation requirement for Medicare payment of outpatient physical therapy and occupational therapy services is that a physician establish a plan of care prescribing the type, amount, and duration of services. The plan of care can be established by a physician or a qualified physical therapist or occupational therapist, but it must be reviewed periodically by a physician. Medicare requires that a physician certify that the patient needs therapy, a plan of care was established, and the services were furnished under the care of a physician before it will pay for outpatient physical therapy and occupational therapy services. In the calendar year 2025 MPFS final rule, CMS established an exception to the requirement for a physician signature on the certification when there is a written order or referral from the physician or non-physician practitioner in the medical record and there is evidence in the medical record that the therapist delivered the plan of care to the physician or non-physician practitioner within 30 days after the initial evaluation.
Other Requirements for Payment

Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity for services, appropriate documentation for services, supervision of therapy aides and students, and billing for single rather than group therapy when services are furnished to more than one patient. CMS has issued guidance to clarify that services performed by a student are not reimbursed even if provided under “line of sight” supervision of the therapist. Likewise, CMS has reiterated that Medicare does not pay for services provided by aides regardless of the level of supervision. CMS also has issued instructions that outpatient physical and occupational therapy services provided simultaneously to two or more individuals by a practitioner should be billed as group therapy services. In the calendar year 2026 MPFS final rule, CMS adopted a definition of direct supervision that allows the physician or supervising practitioner to provide such supervision through real-time audio and visual interactive telecommunications.
Medicaid Reimbursement of LTCH and IRF Services
The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Revenue generated directly from the Medicaid program represented approximately 6% of our critical illness recovery hospital segment revenue and 2% of our rehabilitation hospital segment revenue for the year ended December 31, 2025.
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
American Relief Act
The American Relief Act, 2025, Full-Year Continuing Appropriations and Extensions Act, 2025, and Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 further extended certain telehealth waivers to March 31, 2025, September 30, 2025, and January 30, 2026, respectively. CMS issued additional waivers to permit more than 150 other services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs. In the calendar year 2025 MPFS final rule, CMS extended some of the telehealth flexibilities through December 31, 2025, including regulations that allow (1) the use of real-time audio and visual interactive telecommunications for compliance with the direct supervision requirement, and (2) a distant site practitioner to provide telehealth services from their home using their currently enrolled practice location. CMS also made a permanent change to the telehealth rules in the calendar year 2025 MPFS final rule to allow telehealth to be provided for any service using an audio-only communication technology in certain situations when the patient is not able to use video technology. In the calendar year 2026 MPFS final rule, CMS permanently adopted a definition of direct supervision that allows the physician or supervising practitioner to provide supervision through real-time audio and visual interactive telecommunications.
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
Under the transparency and program integrity provisions of the Affordable Care Act (“ACA”), the exception to the federal self-referral law (the “Stark Law”) that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2025, we operated six hospitals that are owned in-part by physicians.

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
From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services (“OIG”) issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan, and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs, or outpatient rehabilitation services or providers. For example, the OIG work plan includes (1) a nationwide audit of IRF claims, (2) a review of potential improper payments to hospitals billing for drugs with Healthcare Common Procedure Coding System codes that do not match the National Drug Codes, (3) an analysis to compare the pricing information published by hospitals to the amounts that Medicare paid, and (4) a review to determine whether hospitals are correctly billing for sepsis patients. We monitor government publications applicable to us to supplement and enhance our compliance efforts.
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

Provider-Based Status
The designation “provider-based” refers to circumstances in which a subordinate facility (such as a separately certified Medicare provider, a department of a provider, or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2025, we operated 18 critical illness recovery hospitals and 11 rehabilitation hospitals that were treated as provider-based satellites of certain of our other facilities. In addition, 294 of the outpatient rehabilitation clinics we operated were provider-based and operated as departments of the rehabilitation hospitals we operated. We also provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.
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
CMS revised the price transparency regulations in the calendar year 2024 Outpatient Prospective Payment System final rule. Effective January 1, 2024, hospitals are required to display pricing information in a standardized format that conforms to a CMS template, data specifications, and data dictionary. Other changes are intended to improve the accessibility of the pricing data. Hospitals are also required to provide an affirmation statement confirming that the pricing information is up-to-date and accurate. In addition, CMS expanded its price transparency enforcement tools, including a required acknowledgement by hospitals of any notice of violations of the price transparency rules, the ability for CMS to notify health system leadership of provider violations, and the potential for CMS to publish on its website information regarding hospital violations of the price transparency rules. Beginning January 1, 2025, hospitals must display additional data elements, including an estimated allowed amount for standard charges, drug unit and type of measurement, and modifiers that could change the standard charge. On February 25, 2025, President Trump issued Executive Order 14221 stating that the Trump administration would increase enforcement of transparency in health care pricing. It directed HHS and other federal agencies to require providers to disclose actual prices of items and services, rather than estimates. On May 22, 2025, CMS issued guidance to implement this Executive Order, including its directive that hospitals provide actual pricing amounts instead of estimates. The guidance states that hospitals must provide standard charge dollar amounts in their machine readable files, if they can be calculated, including the negotiated amount for the item or service, and hospitals should discontinue using the placeholder “999999999”.
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
HHS appealed the district court’s decision in the second Texas Medical Association case to the United States Court of Appeals for Fifth Circuit. In this case, the Texas Medical Association argued that the HHS continued to improperly use the QPA as the benchmark rate. On August 2, 2024, the Fifth Circuit issued a decision affirming the district court’s decision in favor of Texas Medical Association which vacated HHS’ rules making the QPA a de facto benchmark in the IDR process. The Texas Medical Association and HHS also appealed the district court’s decision in the third case to the Fifth Circuit. The Texas Medical Association argued in this case that HHS’ rules artificially deflated the amount used in arbitration to decide the appropriate out-of-network rate and therefore violated the plain text of the law. On October 30, 2024, the Fifth Circuit partially reversed the district court’s decision. The Fifth Circuit rejected the Texas Medical Association’s argument that HHS’ use of “ghost rates” (i.e., rates that technically exist, but are not actually billed by providers) in the QPA violates the No Surprises Act. Additionally, the Fifth Circuit held that HHS had the authority to exclude case-specific payment agreements and bonus payments from the QPA. The Fifth Circuit also affirmed the district court’s decision vacating HHS’ implementation of the 30-calendar day deadline for insurers to provide an initial payment or notice of denial. Finally, the Fifth Circuit affirmed the district court’s holding that plans do not have to disclose additional information regarding QPA calculations. HHS says that it is reviewing the Fifth Circuit’s decision and intends to issue further guidance in the near future. However, on May 30, 2025, the Fifth Circuit granted the Texas Medical Association plaintiffs’ petition for rehearing en banc and vacated the circuit panel’s prior decision. The Fifth Circuit heard oral arguments from the parties on September 24, 2025, and a decision is still pending from the court. HHS issued guidance that, until the Fifth Circuit issues its en banc decision,plans and insurers must calculate QPAs using a good faith, reasonable interpretation of the methodology from 2023 that remains in effect following the district court’s decision. The guidance also states that the government will exercise enforcement discretion for any party that calculates the QPA using the earlier methodology from 2021 for items and services furnished prior to February 1, 2026.

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
Compliance and Audit Committee
Our compliance and audit committee (the “Compliance and Audit Committee”) is made up of members of our senior management and in-house counsel. The Compliance and Audit Committee meets, at a minimum, on a quarterly basis and reviews the activities, reports, and operation of our compliance program. In addition, our Privacy and Security Committee provides reports to the Compliance and Audit Committee. Our senior vice president of compliance and audit services meets with the Compliance and Audit Committee, at a minimum, on a quarterly basis to provide an overview of the activities and operation of our compliance program.
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
Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of February 19, 2026:

Name	Age	Position
Robert A. Ortenzio	68	Executive Chairman and Co-Founder
David S. Chernow	68	Vice Chairman
Thomas P. Mullin	42	Chief Executive Officer
John A. Saich	57	President
Martin F. Jackson	71	Senior Executive Vice President, Strategic Finance and Operations
Michael F. Malatesta	56	Executive Vice President and Chief Financial Officer
John F. Duggan	62	Executive Vice President, General Counsel and Secretary
Brian R. Rusignuolo	50	Executive Vice President and Chief Information Officer
John Tyler Hollenbach	43	Executive Vice President, Strategy and Growth
Christopher S. Weigl	42	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	56	Senior Vice President, Compliance and Audit
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
David S. Chernow has served as our Vice Chairman since September 2025. Previously he served as Chief Executive Officer from October 2023 to September 2025, President and Chief Executive Officer from January 2014 to October 2023 and as President from September 2010 to January 2014. Mr. Chernow served as a director of the Company from January 2002 to February 2005 and from August 2005 to September 2010. From May 2007 to February 2010, Mr. Chernow served as the President and Chief Executive Officer of Oncure Medical Corp., one of the largest providers of free-standing radiation oncology care in the United States. From July 2001 to June 2007, Mr. Chernow served as the President and Chief Executive Officer of JA Worldwide, a nonprofit organization dedicated to the education of young people about business (formerly, Junior Achievement, Inc.). From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded American Oncology Resources in 1992 and served as its Chief Development Officer until the time of the merger with Physician Reliance Network, Inc., which created US Oncology, Inc. in 1999.
Thomas P. Mullin has served as our Chief Executive Officer since September 2025. Previously, he was Co-President from October 2023 to September 2025, Executive Vice President of Hospital Operations from August 2020 to October 2023, President of the Specialty Hospital Divisions from November 2018 to August 2020, and Chief Operating Officer of Specialty Hospitals from January 2018 to November 2018. He served as Chief Operating Officer of our CIRH Division from October 2016 to January 2018. Mr. Mullin served as Senior Vice President, Business and Market Development in our CIRH Division from July 2015 to September 2016. He served as Regional Vice President in our CIRH Division from September 2014 to July 2015. He held other positions in our CIRH Division from June 2008 to September 2014.

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
John F. Duggan has served as our Executive Vice President, General Counsel and Secretary since September 2025. Previously, he was Executive Vice President, Deputy General Counsel from October 2023 to September 2025. Mr. Duggan held the positions of Senior Vice President, Legal Counsel from October 2019 to October 2023, Senior Vice President & Senior Counsel from February 2007 to October 2019, and Vice President from January 2002 to February 2007, and Associate Counsel from January 2000 to January 2002. Before joining the Company in January 2000, he held the position of Director of Legal Affairs at Balanced Care Corporation. Earlier in his career, he was an Associate at the law firm of Saul Ewing LLP. Mr. Duggan, a veteran, was an active duty commissioned officer in the United States Army from September 1986 to August 1990.
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
John Tyler Hollenbach has served as our Executive Vice President, Strategy and Growth since September 2023. Previously, he was Senior Vice President, Business Development and Strategic Investments from January 2020 to September 2023. Mr. Hollenbach held the positions of Vice President, Business Development and Strategic Investments from January 2015 to January 2020, Vice President, Financial Planning and Development from December 2014 to January 2015, and Director of Financial Planning and Development from September 2012 to December 2014. Before joining the Company in September 2012, he worked as an investment professional at The Carlyle Group.
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

Item 1A.    Risk Factors.
In addition to the factors discussed elsewhere in this Form 10-K, this section discusses important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.
Summary of Risk Factors
The following is a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.
Risks Related to Our Business
•If there are changes in the rates or methods of Medicare reimbursements for our services, our revenue and profitability could decline.
•Adverse economic conditions including an inflationary economic environment in the U.S. or globally could adversely affect us.
•Public health threats such as a global pandemic, or widespread outbreak of infectious disease, similar to the COVID-19 pandemic, may create uncertainties about our future operating results and financial conditions.
•CMS finalized record increases to the high cost outlier fixed-loss amount for LTCH-PPS standard Federal payment rate cases in FY 2024, FY 2025, and FY 2026. Unless there are significant reforms, the fixed-loss amount will likely increase again in FY 2027, which will result in fewer cases qualifying for high cost outlier payments and often lower payments for the cases that do qualify.
•CMS changed the criteria for reconciliation of outlier payments, which could lead to more recoupments of Medicare outlier payments from our LTCHs.
•We conduct business in a heavily regulated industry, and changes in regulations, new interpretations of existing regulations, or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability.
•If our critical illness recovery hospitals fail to maintain their certifications as LTCHs or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our revenue and profitability may decline.
•Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics may reduce our future revenue and profitability.
•If our rehabilitation hospitals fail to comply with the 60% Rule or admissions to IRFs are limited due to changes to the diagnosis codes on the presumptive compliance list, our revenue and profitability may decline.
•As a result of post-payment reviews of claims we submit to Medicare for our services, we may incur additional costs and may be required to repay amounts already paid to us.
•Most of our critical illness recovery hospitals are subject to short-term leases, and the loss of multiple leases close in time could materially and adversely affect our business, financial condition, and results of operations.
•Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.
•We may be adversely affected by a security breach of our, or our third-party vendors’, information technology systems, such as a cyber attack, which may cause a violation of HIPAA or HITECH and subject us to potential legal and reputational harm.
•We are subject to risks associated with artificial intelligence and machine learning technology.
•Quality reporting requirements may negatively impact Medicare reimbursement.
•We may be adversely affected by negative publicity which can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes.
•Current and future acquisitions and joint ventures may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.
•Future joint ventures may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.

•If we fail to compete effectively with other hospitals, clinics, and healthcare providers in the local areas we serve, our revenue and profitability may decline.
•Future cost containment initiatives undertaken by private third-party payors may limit our future revenue and profitability.
•If we fail to maintain established relationships with the physicians in the areas we serve, our revenue may decrease.
•In conducting our business, we are required to comply with applicable laws regarding fee-splitting and the corporate practice of medicine.
•Significant legal actions could subject us to substantial uninsured liabilities.
•Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.
•If there is later a determination that certain steps of the Separation or the Distribution are taxable because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling or any tax opinions are incorrect or for any other reason, then the Company and our stockholders could incur significant U.S. federal income tax liabilities and Concentra could incur significant liabilities through its indemnification obligations under the Tax Matters Agreement.
•In connection with the Separation, Concentra agreed to indemnify us for certain liabilities. However, we cannot assure you that the indemnity will be sufficient to protect us against the full amount of such liabilities or that Concentra’s ability to satisfy its indemnification obligation will not be impaired in the future.
•Our Separation from Concentra and the distribution of Concentra shares to our stockholders may not achieve some or all of the anticipated benefits and expose use to claims and liabilities which may adversely affect our business.
•We may be exposed to claims and liabilities as a result of the Distribution.
•The Proposal from our Executive Chairman, Co-Founder and Director to take the Company private and our Board of Directors’ evaluation of the proposal may result in a material impact on the Company and the value of its stock.
•Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Risks Related to Our Capital Structure
•Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
•Our credit facilities and the indenture governing our 6.250% senior notes require us to comply with certain covenants and obligations, the default of which may result in the acceleration of certain of our indebtedness.
•Payment of interest on, and repayment of principal of, our indebtedness is dependent in part on cash flow generated by our subsidiaries.
•Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above, especially in the current rising interest rate environment.
•We may be unable to refinance our debt on terms favorable to us or at all, which would negatively impact our business and financial condition.
General Risk Factors
•Changes to United States tariff and import/export regulations and macroeconomic conditions may have a negative effect on our business, financial condition, and results of operations.
•Labor shortages, increased employee turnover, increases in employee-related costs, and union activity could have adverse effects including significant increases in our operating costs.
•Unfavorable global economic conditions brought about by material global crises, military conflicts or war, geopolitical and trade disputes or other factors, may adversely affect our business and financial results.
•Our business operations could be significantly disrupted if we lose key members of our management team.

Risks Related to Our Business
If there are changes in the rates or methods of Medicare reimbursements for our services, our revenue and profitability could decline.
Revenues from providing services to patients covered under the Medicare program represented approximately 31%, 29%, and 29% of our revenue for the years ended December 31, 2023, 2024, and 2025, respectively.
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
Public health threats, similar to COVID-19 or any other pandemic, may have an impact on our business and results of operations, financial position, and cash flows. Prolonged volatility or significant disruption of global financial markets due in part to a public health threat could have a negative impact on our business and overall financial position. Other factors and uncertainties include, but are not limited to, adverse impacts on patient volumes and revenue, increased operational costs associated with operating during and after a pandemic; evolving macroeconomic factors, including general economic uncertainty, increased labor costs, and recessionary pressures; capital and other resources needed to respond to a pandemic; along with the severity and duration of a pandemic. These risks and their impacts are difficult to predict and could continue to otherwise disrupt and adversely affect our operations and our financial performance.
CMS finalized record increases to the high cost outlier fixed-loss amount for LTCH-PPS standard Federal payment rate cases in FY 2024, FY 2025, and FY 2026. Unless there are significant reforms, the fixed-loss amount will likely increase again in FY 2027, which will result in fewer cases qualifying for high cost outlier payments and often lower payments for the cases that do qualify.
Under the LTCH-PPS, CMS makes additional payments to LTCHs for high cost outlier cases that have extraordinarily high costs relative to the costs of most discharges. Each year, CMS sets a fixed-loss amount that represents the maximum loss an LTCH will incur for a case before qualifying for a high cost outlier payment. For each case, CMS determines the high cost outlier threshold, which is an amount equal to the LTCH-PPS adjusted Federal payment for the case, plus the fixed-loss amount. Payments for qualifying high cost outlier cases are based on 80% of the estimated cost of the case above the high cost outlier threshold. When CMS increases the fixed-loss amount, our LTCHs have fewer cases that qualify for outlier payments and often lower payments for the cases that do qualify. In the FY 2024 IPPS/LTCH-PPS Proposed Rule, CMS proposed an unprecedented increase to the fixed-loss amount, from $38,518 to $94,378. In the FY 2024 IPPS/LTCH-PPS Final Rule, CMS set the fixed-loss amount at $59,873 after considering comments and making some methodological changes. Although this was a lower fixed-loss amount than initially proposed, it was still the largest one-year increase to the fixed-loss amount for the LTCH-PPS. In the FY 2025 IPPS/LTCH-PPS Proposed Rule, CMS proposed another significant increase to the fixed-loss amount, to $90,921. However, after incorporating more recent data, CMS set the fixed-loss amount at $77,048 in the FY 2025 IPPS/LTCH-PPS Final Rule. In the FY 2026 IPPS/LTCH-PPS Proposed Rule, CMS again proposed an increase to the fixed-loss amount, from $77,048 to $91,247. In the FY 2026 IPPS/LTCH-PPS Final Rule, CMS set the fixed-loss amount at $78,936 based on the updated datasets available to CMS for the final ratesetting. There are several factors that have likely caused the recent increases to the fixed-loss amount, including the COVID-19 pandemic, the LTCH-PPS dual payment rate structure with the site-neutral payment rate, and inflation. These factors may continue to impact the LTCH-PPS rate setting in future years, including the upcoming FY 2027 rate setting for the Federal fiscal year that begins on October 1, 2026. As a result, there is a risk that CMS will continue to increase the fixed-loss amount, which would reduce the Medicare payment for many of the most costly patients treated at our LTCHs.
The effects of the COVID-19 pandemic on the dataset CMS uses for rate setting are one factor that have contributed to the recent increases to the LTCH-PPS high cost outlier fixed-loss amount for standard Federal payment rate cases. The standard methodology CMS uses to calculate the fixed-loss amount is based on claims data that are two years old and cost report data that are three years old. Therefore, even though the COVID-19 public health emergency ended on May 11, 2023, the cost report data used to calculate the fixed-loss amount continued to be affected by abnormal LTCH utilization and case-mix that occurred during the COVID-19 pandemic through the FY 2026 ratesetting. While CMS used data impacted by the COVID-19 public health emergency and associated waivers, the fixed-loss amount reflected increased costs and utilization patterns that were unique to the pandemic.
Another contributing factor to the recent increases to the fixed-loss amount is the dual payment rate structure of the LTCH-PPS. CMS has not accounted for the effects of the dual payment rate structure on high cost outliers. The site neutral payment rate has significantly reduced the number of standard Federal payment rate cases in the dataset used for setting the fixed-loss amount and has caused some operators to close LTCHs, which further reduces the dataset. Despite these changes to the LTCH-PPS, CMS has not modified its high cost outlier rate setting process to account for their effects.
Finally, recent increases to the fixed-loss amount may be attributable to rising inflation in the United States, and in the healthcare sector specifically. LTCHs have been subject to relatively large increases in labor, supply, and drug costs in recent years. For example, the American Hospital Association found that hospital expenses are growing faster than inflation and CMS’s payment updates for hospitals in recent years have been significantly less than the inflation rate. CMS has not directly accounted for these cost increases when calculating the fixed-loss amount. If CMS does not address these factors, it is likely that the fixed-loss amount for FY 2027 will increase further, which will reduce the Medicare payment for high cost outlier cases.
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
Our LTCH cost reports have been subject to outlier reconciliations in the past and the LTCHs have had to repay significant amounts to the Medicare program. For cost reports that started prior to October 1, 2025, the criteria for an outlier reconciliation were: (1) a change in the LTCH’s CCR of 10 percentage points or more when comparing the actual CCR to the CCR used during the cost reporting period to make outlier payments; and (2) the LTCH received at least $500,000 in outlier payments during the cost reporting period.
CMS recently modified the first criterion for identifying cost reports subject to outlier reconciliation. Beginning with cost reporting periods starting on or after October 1, 2025, the first criterion now specifies that the LTCH is subject to reconciliation if the actual CCR is found to be plus or minus 20 percent or more from the CCR used during the cost reporting period to make outlier payments. CMS did not change the second criterion regarding the outlier payments exceeding $500,000.

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
As of December 31, 2025, we operated 104 critical illness recovery hospitals, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care hospital IPPS at rates generally lower than the rates under the LTCH-PPS.
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
For calendar year 2026, CMS set the qualifying APM and nonqualifying APM conversion factors that include the 2.5% payment increase Congress provided for in the OBBBA. However this statutory increase was mitigated by a new -2.5% efficiency adjustment for certain work relative value units (“RVUs”) for some non-time based services and an update to the practice expense RVU methodology that reduces RVUs for facility-based practitioners. We expect that the payment rates and policies CMS established in the calendar year 2026 physician fee schedule final rule will increase Medicare payments for the physical and occupational therapy services we provide by approximately 2%.
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
In the calendar year 2022 physician fee schedule final rule, CMS also adopted its plan to transition the MIPS program to MVPs. CMS began the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. In the calendar year 2023 physician fee schedule final rule, CMS revised the initial set of MVPs and added five new MVPs. In the same final rule, CMS added five new MVPs including the Rehabilitative Support of Musculoskeletal Care MVP that will be applicable to physical therapists and occupational therapists. Beginning in 2026, multispecialty groups must form subgroups to report MVPs. CMS plans to develop more MVPs from 2024 to 2027 so that MVP reporting could become mandatory in the future. CMS previously stated that MVP reporting could become mandatory in 2029. Each MVP includes population health claims-based measures and requires clinicians to report on the Promoting Interoperability performance category measures. In addition, MVP participants select certain quality measures and improvement activities and then report data for such measures and activities. At this time, the impact that the transition to MVPs will have on our business and operating results is unclear, however, any resulting administrative burden or decrease in reimbursement rates may reduce our future revenue and profitability.

If our rehabilitation hospitals fail to comply with the 60% Rule or admissions to IRFs are limited due to changes to the diagnosis codes on the presumptive compliance list, our revenue and profitability may decline.
As of December 31, 2025, we operated 38 rehabilitation hospitals, all of which were certified by Medicare as IRFs. Our rehabilitation hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF’s total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the “60% Rule.” Compliance with the 60% Rule is demonstrated through a two-step process. The first step is the “presumptive” method, in which patient diagnosis codes are compared to a “presumptive compliance” list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility’s medical records to assess compliance.
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
Beginning August 21, 2023, CMS implemented a five-year review choice demonstration (“RCD”) for IRF services in Alabama. On March 1, 2024, CMS expanded RCD to IRFs in Pennsylvania. CMS previously announced plans to further expand RCD to Texas and California, but the timing of this expansion is not known. We operate inpatient rehabilitation hospitals in Pennsylvania, Texas and California. CMS has announced it will expand RCD to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under RCD, participating IRFs have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. If a certain percentage of the claims reviewed are found to be valid, the IRF may then opt out of the 100% review. That percentage will initially be 80% or greater and eventually increase to 90% or greater in subsequent review cycles. In opting out, the IRF may elect spot prepayment reviews of samples consisting of 5% of total claims or selective post-payment review of a statistically valid random sample. RCD does not create new documentation requirements. We cannot predict the impact, if any, the RCD may have on the collectability of our Medicare claims over its five-year term and ultimately our financial position, results of operations, and cash flows. Recent data released by CMS does not provide clear results on the impact of the RCD on provider reimbursement. For example, the total amount of Medicare payments to IRFs in Arizona has remained steady at $14 million to $16 million per month since the start of the RCD in August 2023. Conversely, when the IRF RCD demonstration began in Pennsylvania in June 2024, total Medicare reimbursement for IRFs immediately dropped from $33 million to $29 million per month.
On September 15, 2022, the HHS-OIG updated its work plan to conduct a nationwide audit of IRF claims in order to determine the extent to which CMS could clarify the Medicare IRF claim payment criteria. The HHS-OIG expects to issue a report on this audit in 2026. An HHS-OIG work plan, audit or similar future efforts could result in proposed changes to the payment systems for providers or increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in artificial intelligence and machine learning technology pose risks to us. We could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to our Company, also use artificial intelligence and machine learning technology in their business activities. We may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.
Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users.
Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error-potentially materially so-and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company.
Artificial intelligence and machine learning technology and its applications continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Quality reporting requirements may negatively impact Medicare reimbursement.
The IMPACT Act requires the submission of standardized data by certain healthcare providers. Specifically, the IMPACT Act requires, among other significant activities, that LTCHs, IRFs, SNFs, and HHAs report standardized patient assessment data to CMS for cross-setting quality measures, resource use measures, and standardized patient assessment data elements. To the extent that such reporting requirements have been incorporated into the Medicare quality reporting programs, failure to report such data as required will subject providers to a 2% reduction to their annual payment update for the fiscal year that follows the reporting period. As CMS adds new measures to the Medicare quality reporting programs to implement the IMPACT Act, the burden to report data increases. Moreover, when CMS adds other measures to the quality reporting programs, provider reporting obligations become more burdensome. For example, CMS recently added a COVID-19 Vaccination Coverage Among Healthcare Personnel measure to the LTCH and SNF quality reporting programs. The adoption of additional quality reporting measures for our hospitals to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. This includes the additional burden from the fiscal year 2023 IRF-PPS final rule to require IRFs, starting with discharges after October 1, 2024, to collect data using the IRF Patient Assessment Instrument for all IRF patients, regardless of payer. Previously, CMS only required IRFs to complete the IRF Patient Assessment Instrument for Medicare beneficiaries (Part A and Part C).
There can be no assurance that all of our hospitals will continue to meet quality reporting requirements in the future which may result in one or more of our hospitals seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
CMS also adopted revised discharge planning requirements for hospitals in 2019 that focus on patients’ goals and preferences and on preparing them and, as appropriate, their caregivers, to be active partners in their post-discharge care. As part of these updates to the discharge planning process, CMS began requiring that hospitals assist patients in selecting a post-acute care provider by sharing quality measure and resource use measure data from LTCHs, IRFs, SNFs, and HHAs. The collection of data for these quality and resource use measures, and the use of these data in the discharge planning process at hospitals, has the potential to affect admission patterns at our LTCHs and IRFs.
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
Physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions and claims alleging professional malpractice, general liability for property damage, personal and bodily injury, violations of federal and state employment laws, often in the form of wage and hour class action lawsuits, and liability for data breaches. Many of these actions involve large claims and significant defense costs and sometimes, as in the case of wage and hour class actions, are not covered by insurance. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Item 3.    Legal Proceedings.” and Note 19 – Commitments and Contingencies in our audited consolidated financial statements.
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
Our executives and directors, beneficially own, in the aggregate, approximately 16.04% of Holdings’ outstanding common stock as of February 1, 2026. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs, and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.
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
The Proposal from our Executive Chairman, Co-Founder and Director to take the Company private and our Board of Directors’ evaluation of the proposal may result in a material impact on the Company and the value of its stock.
On November 24, 2025, our Board of Directors received the Proposal and the disinterested members of the Board of Directors are carefully reviewing and evaluating the Proposal in consultation with their advisors. This would result in the Company becoming a privately-held company.
There can be no assurance that a Take Private Transaction will occur. The Proposal was non-binding and conditioned on satisfactory diligence and customary approvals, the approval of the Board of Directors, and a favorable vote by the majority of the stockholders not affiliated with Mr. Ortenzio. There also can be no assurance that our Board of Directors would recommend the proposal to the Company’s stockholders, nor is there any assurance that the majority of Company’s stockholders not affiliated with Mr. Ortenzio would vote in favor of the Take Private Transaction if recommended by the Board of Directors. The viability of a possible Take Private Transaction is also dependent on factors that may be beyond our control, including, among others, market conditions, industry trends, regulatory developments, and potential litigation.
The uncertainty surrounding a possible Take Private Transaction could adversely impact our business and cause our stock price to fluctuate significantly. Speculation regarding any developments or lack of progress related to a Take Private Transaction and perceived uncertainties related to our future has impacted and could continue to impact our ability to retain, attract, or strengthen our relationships with key personnel and other employees, and could impact our ability to retain, attract or strengthen our relationships with current and potential customers, suppliers and partners, which may cause them to terminate, or not renew or enter into, arrangements with us. The work required to support the exploration of a possible Take Private Transaction has diverted and is likely to continue to divert management’s time and attention, which may impact the day-to-day business of the Company and its results of operations.
The uncertainty may also impact our stock price. The market price of our common stock may reflect various assumptions by our stockholders and potential stockholders as to whether or not the Take Private Transaction on the terms as proposed by Mr. Ortenzio, or otherwise, will occur. The market price of our common stock has experienced and may continue to experience volatility as a result of changing assumptions and uncertainties, independent of changes in our business, financial condition or prospects or changes in general market or economic conditions.
We will incur significant costs in connection with the consideration of the possible Take Private Transaction. The fees related to the consideration of a Take Private Transaction will impact our results of operations. The commencement of litigation regarding a possible Take Private Transaction or the termination of Mr. Ortenzio’s proposal could lead to further costs and other adverse effects on our business, financial condition and results of operations, as well as our stock price.
To the extent the exploration of a possible Take Private Transaction adversely affects our business, financial condition and results of operations, or the market price of our common stock, it may also have the effect of heightening many of the other risks described elsewhere in “Risk Factors.”

Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board of Directors rather than to attempt an unsolicited takeover not approved by the Board of Directors. These provisions include (1) the ability of our directors, and not stockholders, to fill vacancies on the Board of Directors (including those resulting from an enlargement of the Board of Directors), (2) restrictions on the ability of our stockholders to call a special meeting, (3) restrictions on the ability of our stockholders to act by written consent, (4) rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings, (5) authority of the Board of Directors to issue preferred stock without stockholder vote or action and (6) a classified Board of Directors.
In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time that such stockholder became an interested stockholder, subject to certain exceptions.
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board of Directors and by providing the Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some of our stockholders and could delay or prevent an acquisition that the Board of Directors determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Risks Related to Our Capital Structure
Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
We have a substantial amount of indebtedness. As of December 31, 2025, we had approximately $1,828.2 million of total indebtedness. Our indebtedness could have important consequences to you. For example, it:
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
As of December 31, 2025, we were required to maintain our leverage ratio (the ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 7.00 to 1.00. At December 31, 2025, our leverage ratio was 3.67 to 1.00.
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
We and our subsidiaries may be able to incur additional indebtedness in the future. Although our credit facilities and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2025, we had $469.1 million of availability under our revolving facility (as defined below) (after giving effect to $100.0 million of outstanding borrowings and $30.9 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

General Risk Factors
Changes to United States tariff and import/export regulations and macroeconomic conditions may have a negative effect on our business, financial condition, and results of operations.
The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs (including retaliatory tariffs in response to tariffs imposed by the United States). These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors and uncertain and volatile macroeconomic conditions, including low productivity growth, declining business investment, inflationary pressures, fluctuating interests rates, concerns regarding the level of U.S. debt, shifts in monetary and fiscal policy, strained international trade relations, and heightened geopolitical pressures could depress economic activity and have a material adverse effect on our business, financial condition, and results of operations.
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
For example, trade policies and geopolitical disputes (including as a result of China-Taiwan relations and U.S. foreign policy in Latin America) and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and may adversely affect our business. Countries may also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations.
Further, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine, Israel and Palestine and the United States and Venezuela) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.
Our business operations could be significantly disrupted if we lose key members of our management team.
Our success depends to a significant degree upon the continued contributions of our senior officers and other key employees, and our ability to retain and motivate these individuals. We currently have employment agreements in place with three executive officers and change in control agreements and/or non-competition agreements with several other officers. Many of these individuals also have significant equity ownership in our company. We do not maintain any key life insurance policies for any of our employees. The loss of certain key employees, particularly our Executive Chairman, could disrupt significant aspects of our business, could prevent us from successfully executing our business strategy, and could have a material adverse effect on our results of operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Information Security.
The proper confidentiality, integrity, and availability of the Company’s information systems are critical to the business. Securing the Company’s business information, customer, patient and employee data, and technology systems is essential for the continuity of its businesses, meeting applicable regulatory requirements, and maintaining the trust of its stakeholders. As part of its enterprise risk management program, the Company has processes in place to assess, identify, and manage material business, operational and legal risks from security threats, including cybersecurity threats. Such risks include business disruption, fraud, extortion, reputational harm, violations of laws and regulations, litigation, and harm to employees, patients, customers and business partners.
Information Security Program Overview
The Company’s information security program is structured around the cybersecurity framework (“Cybersecurity Framework”) of the National Institute of Standards and Technology (“NIST”), an agency of the U.S. Department of Commerce. The Cybersecurity Framework provides best practices to prevent, detect, identify, respond to, and recover from cyber-attacks. The Company’s information security program involves establishing information security policies, procedures and standards, investing in and implementing information protection processes, security measures and technologies, ongoing monitoring of systems and networks on which the Company relies, cybersecurity training and collaborating with public and private organizations on cyber threat information and best practices. We also assess and identify potential cyber and information security risks relating to third-party technology providers. These efforts may include due diligence to assess the party’s cybersecurity practices, controls, and compliance with relevant statutes and regulations; the use of contractual agreements that outline certain cybersecurity requirements; and using outside services to perform ongoing monitoring of select suppliers and third-party service providers. We may also collaborate with third-party suppliers to develop and align incident response plans. The Company actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. The Company engages an independent security firm to complete an annual cyber penetration test, as well as application and service specific tests. The Company engages an external third-party healthcare-focused cybersecurity assessor to perform an annual assessment or validation of the cybersecurity program in accordance with the Cybersecurity Framework and the HIPAA Security Risk Assessment Tool of the U.S. Health and Human Services Office for Civil Rights.
Board Oversight of Information Security Risks
The Board of Directors of the Company provides strategic oversight on information security matters, including risks associated with cybersecurity threats. The Company’s Chief Information Officer (“CIO”) is Brian Rusignuolo. The Company’s Chief Information Security Officer (“CISO”) is Justin Stover. Three directors of information security directly report to the CISO. The CISO directly reports to the CIO. The Company’s Chief Compliance Officer (“COO”) is Robert Breighner. The CISO and CCO serve as data protection officers. The CIO, CISO, and the CCO provide annual written reports and quarterly briefings on the Company’s information security program to the Board of Directors. They also provide quarterly information security updates to the Audit and Compliance Committee. The reports to the Board of Directors include details and metrics on, among other things, the Company’s quarterly Cybersecurity Framework assessment updates, internal and external threat intelligence, quarterly information security program progress, business associate risk assessments and ongoing monitoring, company-wide awareness training, device security compliance, routine resilience efforts including disaster recovery exercises, tabletop security incident response exercises, and cyber penetration tests.

Management’s Role in Information Security Risk Management
The Company’s management, including the Company’s CIO and CISO, is responsible for assessing and managing material risks from cybersecurity threats. The Company’s CIO and CISO each have more than 20 years of experience in cybersecurity. The Company provides formalized information security and cybersecurity training for newly-hired employees and annually for existing employees. In addition, the Company provides cybersecurity awareness training and information security education throughout the year. The annual cybersecurity training curriculum includes modules on information security, the employee’s role in protecting Company information, recognizing different cybersecurity incidents, identifying phishing emails, understanding the appropriate personnel to approach with information or questions, and acceptance of the Company’s Information Security Policy. The Company’s management is informed of cybersecurity incidents through ongoing monitoring and, in some cases, through receipt of notifications from third-party service providers. The CISO maintains and annually updates a Cybersecurity Incident Response Plan, which is a guide for the Company’s cybersecurity team to respond effectively to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm. The team works with colleagues in various departments throughout the Company, including Information Technology, Human Resources, Legal, Risk Management and Compliance, to prevent, mitigate and remediate cybersecurity incidents impacting the Company.
Assessment of Information Security Risk
Management continuously assesses the potential impact of risks from cybersecurity threats on the Company, and regularly evaluates how such risks could materially affect the Company’s business strategy, operational results, and financial condition. As noted above, an assessment of the information security program leveraging the Cybersecurity Framework is completed annually by an independent and qualified external third-party cybersecurity assessor. The Company has not experienced a cybersecurity breach or information security breach during the past four fiscal years. The Company, from time to time, has been notified of third-party information cybersecurity breaches, but none of them has had a material impact on the Company’s operations or financial results. The Company annually purchases a cybersecurity risk insurance policy to help defray the costs associated with any covered cybersecurity incident. Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2025, the scope and impact of any future incident cannot be predicted.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and our corporate headquarters. We own 21 of our critical illness recovery hospitals, nine of our rehabilitation hospitals, and one of our outpatient rehabilitation clinics throughout the United States. As of December 31, 2025, we leased 83 of our critical illness recovery hospitals, 17 of our rehabilitation hospitals, and 1,616 of our outpatient rehabilitation clinics.
We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. As of December 31, 2025, our corporate headquarters is approximately 292,173 square feet and is located in Mechanicsburg, Pennsylvania.
The following is a list by state of the number of facilities we operated as of December 31, 2025.

	Critical Illness Recovery Hospitals(1)	Rehabilitation Hospitals(1)	Outpatient Rehabilitation Clinics(1)	Total Facilities
Alabama	1	—	15	16
Alaska	—	—	12	12
Arizona	4	4	61	69
Arkansas	1	—	1	2
California	1	1	88	90
Colorado	—	—	56	56
Connecticut	—	—	61	61
Delaware	1	—	13	14
District of Columbia	—	—	3	3
Florida	12	3	135	150
Georgia	4	1	70	75
Illinois	1	—	87	88
Indiana	3	1	44	48
Iowa	2	—	23	25
Kansas	2	—	16	18
Kentucky	2	1	71	74
Louisiana	—	2	2	4
Maine	—	—	34	34
Maryland	—	—	58	58
Massachusetts	—	—	19	19
Michigan	10	—	37	47
Minnesota	1	—	26	27
Mississippi	4	—	1	5
Missouri	3	3	114	120
Nebraska	1	—	1	2
Nevada	—	1	21	22
New Hampshire	—	—	7	7
New Jersey	3	4	172	179
North Carolina	2	—	47	49
Ohio	13	7	106	126
Oklahoma	2	1	29	32
Oregon	—	—	4	4
Pennsylvania	9	3	216	228
South Carolina	2	—	24	26
Tennessee	8	—	20	28
Texas	2	5	155	162
Virginia	3	1	44	48
Washington	—	—	12	12
West Virginia	4	—	7	11
Wisconsin	3	—	5	8
Total Company	104	38	1,917	2,059
_______________________________________________________________________________
(1)    Includes managed critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics, respectively.
Item 3.    Legal Proceedings.
Refer to the “Litigation” section contained within Note 19 – Commitments and Contingencies of the notes to our consolidated financial statements included herein.
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Select Medical Holdings Corporation common stock is quoted on the New York Stock Exchange under the symbol “SEM.”
Holders
At the close of business on February 1, 2026, Holdings had 124,017,191 shares of common stock issued and outstanding. As of that date, there were 134 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
Dividend Policy
Holdings’ Board of Directors declared the following dividends during the year ended December 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount
				(in thousands)
February 13, 2025	March 3, 2025	March 13, 2025	$0.0625	$8,060
April 30, 2025	May 15, 2025	May 29, 2025	$0.0625	$7,885
July 30, 2025	August 13, 2025	August 28, 2025	$0.0625	$7,739
October 29, 2025	November 12, 2025	November 25, 2025	$0.0625	$7,751
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

Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2020, with dividends being reinvested on the date paid through and including the market close on December 31, 2025, with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

$200
$180
$160
$140
$120
$100
$80
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
SEM
SPSIHP
S&P 500

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Select Medical Holdings Corporation (SEM)	$100.00	$108.51	$95.17	$93.35	$142.80	$114.38
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$109.45	$87.48	$91.50	$92.81	$109.97
S&P 500	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Holdings’ Board of Directors authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The program will remain in effect until December 31, 2027, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 – October 31, 2025	—	$—	—	$303,223,970
November 1 – November 30, 2025(1)	39,001	13.83	—	303,223,970
December 1 – December 31, 2025	—	—	—	303,223,970
Total	39,001	$13.83	—	303,223,970
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
This section of this 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of December 31, 2025, we had operations in 39 states and the District of Columbia. We operated 104 critical illness recovery hospitals in 28 states, 38 rehabilitation hospitals in 15 states, and 1,917 outpatient rehabilitation clinics in 39 states and the District of Columbia as of December 31, 2025.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, and the outpatient rehabilitation segment. We had revenue of $5,452.8 million for the year ended December 31, 2025. Of this total, we earned approximately 45% of our revenue from our critical illness recovery hospital segment, approximately 24% from our rehabilitation hospital segment, and approximately 24% from our outpatient rehabilitation segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services.
On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra Group Holdings Parent, Inc. (“Concentra”), a previously wholly-owned subsidiary of Select, to its stockholders. The Company no longer owns any shares of Concentra common stock. The results of Concentra are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for the years ended December 31, 2023, 2024, and 2025.

On November 24, 2025, the Company received a non-binding indication of interest from Robert A. Ortenzio, our Executive Chairman, Co-Founder and Director, to acquire all of the Company’s outstanding shares for cash consideration of $16.00 to $16.20 per share of our common stock (the “Proposal” and such transaction, the “Take Private Transaction”). Mr. Ortenzio publicly announced the Proposal on November 24, 2025 in a Schedule 13D filing with the SEC. On November 25, 2025, in connection with the Proposal, the disinterested members of the Board of Directors met and voted to form an independent special committee of the Board of Directors (the “Special Committee”). The Special Committee is carefully reviewing and evaluating the Proposal in consultation with their advisors and will determine the appropriate course of action in the best interests of the Company and its stockholders. In connection therewith, the Special Committee is evaluating other potential strategic alternatives to maximize stockholder value.

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

	For the Year Ended December 31,
	2023	2024	2025
	(in thousands)
Income from continuing operations, net of tax	$110,471	$129,987	$214,533
Income tax expense from continuing operations	29,253	44,782	58,216
Interest expense	154,165	128,605	117,942
Equity in earnings of unconsolidated subsidiaries	(41,339)	(63,904)	(54,521)
Loss on early retirement of debt	14,692	28,845	—
Income from continuing operations before other income and expense	267,242	268,315	336,170
Stock compensation expense:
Included in general and administrative	36,041	79,931	13,285
Included in cost of services	7,117	19,283	3,417
Depreciation and amortization	135,691	142,866	140,303
Adjusted EBITDA	$446,091	$510,395	$493,175

Summary Financial Results
Income from continuing operations, net of tax, was $214.5 million, $130.0 million, and $110.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Income from continuing operations, net of tax, included losses on early retirement of debt of $28.8 million and $14.7 million during the years ended December 31, 2024 and 2023, respectively.
The following tables reconcile our segment performance measures to our consolidated operating results for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,477,814	$1,288,954	$1,284,873	$401,189	$5,452,830
Operating expenses	(2,213,887)	(1,010,332)	(1,194,710)	(559,020)	(4,977,949)
Depreciation and amortization	(66,909)	(30,319)	(36,357)	(6,718)	(140,303)
Other operating income	1,520	—	—	72	1,592
Income from continuing operations before other income and expense	198,538	248,303	53,806	(164,477)	336,170
Depreciation and amortization	66,909	30,319	36,357	6,718	140,303
Stock compensation expense	—	—	—	16,702	16,702
Adjusted EBITDA	$265,447	$278,622	$90,163	$(141,057)	$493,175
Adjusted EBITDA margin	10.7%	21.6%	7.0%	N/M	9.0%

	For the Year Ended December 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,444,196	$1,110,592	$1,250,294	$382,023	$5,187,105
Operating expenses	(2,145,595)	(864,844)	(1,141,715)	(627,176)	(4,779,330)
Depreciation and amortization	(69,842)	(28,442)	(36,579)	(8,003)	(142,866)
Other operating income	3,033	—	(2)	375	3,406
Income from continuing operations before other income and expense	231,792	217,306	71,998	(252,781)	268,315
Depreciation and amortization	69,842	28,442	36,579	8,003	142,866
Stock compensation expense	—	—	—	99,214	99,214
Adjusted EBITDA	$301,634	$245,748	$108,577	$(145,564)	$510,395
Adjusted EBITDA margin	12.3%	22.1%	8.7%	N/M	9.8%

	For the Year Ended December 31, 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,299,773	$979,585	$1,188,914	$357,705	$4,825,977
Operating expenses	(2,053,758)	(758,466)	(1,077,322)	(535,016)	(4,424,562)
Depreciation and amortization	(63,865)	(28,055)	(35,210)	(8,561)	(135,691)
Other operating income	—	756	276	486	1,518
Income from continuing operations before other income and expense	182,150	193,820	76,658	(185,386)	267,242
Depreciation and amortization	63,865	28,055	35,210	8,561	135,691
Stock compensation expense	—	—	—	43,158	43,158
Adjusted EBITDA	$246,015	$221,875	$111,868	$(133,667)	$446,091
Adjusted EBITDA margin	10.7%	22.6%	9.4%	N/M	9.2%

The following tables summarize the changes in our segment performance measures for the year-to-date periods specified below.

	2025 Compared to 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	1.4%	16.1%	2.8%	5.0%	5.1%
Change in income from continuing operations before other income and expense	(14.3)%	14.3%	(25.3)%	N/M	25.3%
Change in Adjusted EBITDA	(12.0)%	13.4%	(17.0)%	N/M	(3.4)%

	2024 Compared to 2023
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	6.3%	13.4%	5.2%	6.8%	7.5%
Change in income from continuing operations before other income and expense	27.3%	12.1%	(6.1)%	N/M	0.4%
Change in Adjusted EBITDA	22.6%	10.8%	(2.9)%	N/M	14.4%
_______________________________________________________________________________
N/M    Not meaningful.

Regulatory Changes
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Revenues from providing services to patients covered under the Medicare program represented approximately 31%, 29%, and 29% of our revenue for the years ended December 31, 2023, 2024, and 2025, respectively.
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
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed OBBBA into law. OBBBA made several significant changes to Medicaid funding and coverage requirements that will impact many health care providers. The CBO estimates that OBBBA will reduce federal funding for Medicaid and the Children’s Health Insurance Program by approximately $1 trillion over the next 10 years. The OBBBA includes significant changes to Medicaid provider taxes, provider tax waivers, and state directed payments. On January 29, 2026, CMS issued a final rule titled "Preserving Medicaid Funding for Vulnerable Populations - Closing a Health Care-Related Tax Loophole.” Effective April 3, 2026, the rule finalizes and codifies proposed regulations under the OBBBA to close a loophole that currently allows some health care-related taxes, especially taxes on managed care organizations, to be imposed at higher tax rates on Medicaid taxable units than non-Medicaid taxable units. It is likely that many states will need to reform their Medicaid programs to account for the reduced federal funding under the OBBBA. Responses by individual states could include adjustments to provider tax assessments, cuts to their Medicaid reimbursement rates for providers, and eliminating Medicaid coverage for certain optional services or patient populations. At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future financial condition or results of operations; however, we may experience decreased reimbursement from governmental health care programs as a result. Additionally, as discussed below under the “Medicare Reimbursement of Outpatient Rehabilitation Clinic Services,” the OBBBA requires CMS to implement a statutory increase of 2.5% to the calendar year 2026 MPFS conversion factor.
The CBO sent an August 15, 2025, letter to Democratic budget and finance committee leaders in Congress estimating that OBBBA will increase the federal deficit by $2.1 trillion from 2025 to 2029 and by $3.4 trillion from 2025 to 2034, triggering PAYGO Act cuts to government spending through a sequestration provision. A sequestration cut under the BCA currently reduces Medicare payments to all providers and suppliers by 2%. Medicare payments would have been reduced by an additional 4% as a result of a PAYGO sequestration order, without relief from Congress. However, the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (Pub. L. No. 119-37) reset the PAYGO scorecards to zero at the end of 2025. This eliminated the 4% PAYGO sequestration cut to Medicare payments in 2026. The 2% BCA sequestration cut to Medicare payments will continue to apply.
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
One of the blanket waivers expanded the types of health care professionals who could furnish telehealth services to include all those who are eligible to bill Medicare for their professional services. This allowed health care professionals who were previously ineligible to furnish and bill for Medicare telehealth services, including physical therapists, occupational therapists, speech language pathologists, and others, to receive payment for Medicare telehealth services. Pursuant to the Coronavirus Preparedness and Response Supplemental Appropriations Act, Public Law 116-123, CMS also waived Medicare telehealth payment requirements during the emergency so that beneficiaries in all areas of the country (not just rural areas)

could receive telehealth services, including in their homes. In the Health Extenders, Improving Access to Medicare, Medicaid, and CHIP, and Strengthening Public Health Act of 2022, Congress extended to December 31, 2024, several telehealth flexibilities that were scheduled to expire 151 days after the end of the COVID-19 public health emergency, including the expansion of permitted originating sites for telehealth, expansion of eligible practitioners for furnishing telehealth, and coverage of audio-only telehealth services. The American Relief Act, 2025, Full-Year Continuing Appropriations and Extensions Act, 2025, and Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 further extended certain telehealth waivers to March 31, 2025, September 30, 2025, and January 30, 2026, respectively. CMS issued additional waivers to permit more than 150 other services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs. In the calendar year 2025 MPFS final rule, CMS extended some of the telehealth flexibilities through December 31, 2025, including regulations that allow (1) the use of real-time audio and visual interactive telecommunications for compliance with the direct supervision requirement, and (2) a distant site practitioner to provide telehealth services from their home using their currently enrolled practice location. CMS also made a permanent change to the telehealth rules in the calendar year 2025 MPFS final rule to allow telehealth to be provided for any service using an audio-only communication technology in certain situations when the patient is not able to use video technology. In the calendar year 2026 MPFS final rule, CMS permanently adopted a definition of direct supervision that allows the physician or supervising practitioner to provide supervision through real-time audio and visual interactive telecommunications.
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
Fiscal Year 2026. On August 4, 2025, CMS published a final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). The standard federal rate for fiscal year 2026 is $50,825, an increase from the standard federal rate applicable during fiscal year 2025 of $49,383. The update to the standard federal rate for fiscal year 2025 includes a market basket increase of 3.4%, less a productivity adjustment of 0.7%. The standard federal rate also includes an area wage budget neutrality factor of 1.0021275. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $78,936, an increase from the fixed-loss amount in the 2025 fiscal year of $77,048. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $40,397, a decrease from the fixed-loss amount in the 2025 fiscal year of $46,217. See high cost outlier risk factor within “Item 1A. Risk Factors”.
Criteria for Reconciliation of Outlier Payments
Under the LTCH PPS, CMS makes two types of outlier payments to LTCHs. First, CMS makes additional payments to LTCHs for high cost outlier cases that have extraordinarily high costs relative to the costs of most discharges. For these cases,

CMS sets a fixed-loss amount each year that represents the maximum loss an LTCH will incur for a case before qualifying for a high cost outlier payment. A high cost outlier threshold equal to the LTCH PPS adjusted Federal payment for the case plus the fixed-loss amount determines when Medicare pays a high cost outlier payment. Such payments are based on 80% of the estimated cost of the case above the high cost outlier threshold. Second, CMS reduces payments to LTCHs for patients with a relatively short stay, which is defined as a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG. Short stay outlier cases are paid using a per diem rate based on 120% of the MS-LTC-DRG specific per diem amount and an IPPS per diem amount.
Outlier payments made to LTCHs during the cost reporting year may be reconciled at cost report settlement by the Medicare Administrative Contractor (“MAC”) if certain criteria are met. According to CMS, the reconciliation of outlier payments is intended to account for the fact that the LTCH’s CCR used to pay Medicare claims during the cost reporting year may differ from the LTCH’s final CCR for the year calculated by the MAC at cost report settlement. The outlier reconciliation criteria were: (1) a change in the LTCH’s CCR of 10 percentage points or more when comparing the actual CCR to the CCR used during the cost reporting period to make outlier payments; and (2) the LTCH received at least $500,000 in outlier payments during the cost reporting period. If the criteria for outlier reconciliation are met, the MAC will conduct an outlier reconciliation to determine whether the LTCH was overpaid or underpaid for outlier cases. If the LTCH was overpaid, the LTCH must repay Medicare in the amount of the overpayment plus the time value of money (i.e., interest). If the LTCH was underpaid, Medicare must pay the LTCH in the amount of the underpayment plus the time value of money.
On April 26, 2024, CMS issued new guidance in Transmittal 12594 changing the criteria for LTCH outlier reconciliations. CMS modified the first criterion to a change in the LTCH’s CCR of 20 percent or more from the CCR used to make outlier payments during the cost reporting period. CMS did not change the second criterion for reconciliation that the LTCH must have received at least $500,000 in outlier payments during the cost reporting period. CMS added a new requirement that every new LTCH will be subject to outlier reconciliation. The revised policy was scheduled to be effective for cost reporting periods beginning on or after October 1, 2024. However, CMS issued Transmittal 13428 on September 22, 2025, to delay the effective date by one year, for cost reporting periods beginning on or after October 1, 2025. MACs would receive the first cost reports subject to the revised policy in March 2027.
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
Fiscal Year 2026. On August 5, 2025, CMS published the final rule to update policies and payment rates for the IRF-PPS for fiscal year 2026 (affecting discharges and cost reporting periods beginning on or after October 1, 2025, through September 30, 2026). Certain errors in the final rule were corrected in a document published on December 17, 2025. The standard payment conversion factor for discharges for fiscal year 2026 was set at $19,371, an increase from the standard payment conversion factor applicable during fiscal year 2025 of $18,907. The update to the standard payment conversion factor for fiscal year 2026 included a market basket increase of 3.3%, less a productivity adjustment of 0.7%. CMS decreased the outlier threshold amount for fiscal year 2026 to $10,141 from $12,043 established in the final rule for fiscal year 2025.
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
For calendar year 2024, CMS expected that its final policies for 2024 would result in a 3% decrease in Medicare payments for the therapy specialty. In the calendar year 2025 MPFS final rule, CMS calculated the payment rates without the one-time increases provided for in legislation. CMS expected that its policies for 2025 would not result in any increase or decrease in Medicare payments for the therapy specialty. However, the policies CMS announced in the calendar year 2025 MPFS final rule reduced Medicare payments for the physical and occupational therapy services we provide by approximately 3%.
Congress directed the Secretary to increase calendar year 2026 MPFS payments by 2.5% in section 71202 of OBBBA. In the calendar year 2026 MPFS final rule, CMS implemented this OBBBA statutory 2.5% increase to the conversion factor for calendar year 2026, along with the two separate conversion factors based on APM participation required under MACRA. Starting in 2026, as required by MACRA, eligible professionals participating in an APM who meet certain criteria will receive an annual update of 0.75%, while all other professionals will receive an annual update of 0.25%. CMS expects that its policies for 2026 will result in a 1% decrease in Medicare payments for the therapy specialty but it did not consider the statutory increases to the conversion factor and APM in its therapy specialty estimated impact. After factoring in these statutory increases, the calendar year 2026 MPFS final rule will increase Medicare payments for the physical and occupational therapy services we provide by approximately 2%.
The increase to the conversion factors is mitigated by a new -2.5% efficiency adjustment applied to certain work RVUs for certain non-time-based services and an update to the practice expense RVU methodology. The efficiency adjustment reduces PFS payments for certain non-time-based codes, some of which are used by our physical and occupational therapists. The new practice expense methodology reduces certain facility practice expense RVUs allocated based on work RVUs.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the final 2020 MPFS rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS applies the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service. For dates of service on and after January 1, 2022, CMS pays for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS allows a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint. The calendar year 2026 MPFS final rule did not contain any policy changes concerning the modifiers for services provided by physical therapy and occupational therapy assistants.

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
We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $143.6 million and $141.6 million for our estimated losses under these insurance programs at December 31, 2025 and 2024, respectively. We also recorded insurance proceeds receivable of $7.0 million and $8.5 million, respectively, at December 31, 2025 and 2024, for liabilities which exceed our deductibles and self-insured retention limits and are recoverable through our insurance policies.

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
As of October 1, 2025, we performed a qualitative impairment assessment for the rehabilitation hospital reporting unit and the outpatient rehabilitation reporting unit. When performing the qualitative assessment, we apply judgment in determining the events and circumstances that most affect the fair value of the reporting unit and in evaluating the significance of those identified events and circumstances in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of our qualitative assessments, we considered (i) the magnitude of the reporting unit’s excess fair value over its carrying amount from the most recent quantitative impairment test, (ii) industry and market conditions, including the impacts of the interest rate environment, (iii) historical financial performance, including revenue, earnings, and operating cash flow growth trends, (iv) our forecasts of revenue, earnings, and operating cash flows, (v) cost factors, including the effects of inflation and rising prices, (vi) the regulatory environment, including reimbursement and compliance requirements such as those that exist under the Medicare program, (vii) other factors specific to each reporting unit, such as a change in strategy, a change in management, or acquisitions and divestitures affecting the composition of the reporting unit and its future operating results, and (viii) consideration of changes in our market capitalization. Historically, each reporting unit’s fair value has significantly exceeded its carrying amount.
We performed a quantitative impairment assessment for the critical illness recovery hospital reporting unit as of October 1, 2025, to assess the impact of Medicare reimbursement rates and current operating performance on the estimated fair value of the reporting unit. We used both the income and market approaches in determining the fair value of the critical illness recovery hospital reporting unit. Included in these approaches are assumptions regarding revenue growth rates, future Adjusted EBITDA margin estimates, future capital expenditure requirements, the industry’s weighted average cost of capital, and industry specific, market observable implied Adjusted EBITDA multiples. We also include estimated residual values at the end of the forecast period. In establishing our assumptions, we consider current industry and market conditions; historical financial performance, including our revenue, earnings, and operating cash flow growth trends; cost factors, including the effects of inflation and rising prices; and the regulatory environment, including reimbursement and compliance requirements such as those that exist under the Medicare program.
Our annual assessment did not indicate that goodwill impairment was likely for any of our reporting units. We did not identify any goodwill impairment events during the quarter ended December 31, 2025. If any assumptions or judgments relied upon when performing our quantitative and qualitative assessments fail to materialize, the resulting decline in our fair value estimates could result in an impairment charge to goodwill.
We have recorded total goodwill of $2.4 billion at December 31, 2025, of which $1.2 billion related to our critical illness recovery hospital reporting unit, $517.6 million related to our rehabilitation hospital reporting unit, and $669.7 million related to our outpatient rehabilitation reporting unit.

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

	For the Year Ended December 31,
	2023	2024	2025
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	103	107	104
Number of hospitals acquired	2	—	2
Number of hospital start-ups	4	1	—
Number of hospitals closed/sold	(2)	(4)	(2)
Number of consolidated hospitals—end of period(1)	107	104	104
Available licensed beds(3)	4,538	4,450	4,420
Admissions(3)(4)	36,225	35,784	36,126
Patient days(3)(5)	1,108,492	1,118,757	1,107,387
Average length of stay (days)(3)(6)	31	31	31
Revenue per patient day(3)(7)	$2,067	$2,177	$2,230
Occupancy rate(3)(8)	68%	68%	69%
Percent patient days—Medicare(3)(9)	38%	35%	35%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	20	21	23
Number of hospitals acquired	1	1	1
Number of hospital start-ups	—	1	2
Number of hospitals closed/sold	—	—	—
Number of consolidated hospitals—end of period(1)	21	23	26
Number of unconsolidated hospitals managed—end of period(2)	12	12	12
Total number of hospitals (all)—end of period	33	35	38
Available licensed beds - consolidated hospitals(3)	1,479	1,639	1,826
Available licensed beds - unconsolidated hospitals managed(12)	632	662	662
Admissions(3)(4)	31,627	33,665	36,787
Patient days(3)(5)	446,145	470,594	510,127
Average length of stay (days)(3)(6)	14	14	14
Revenue per patient day(3)(7)	$2,017	$2,134	$2,260
Occupancy rate(3)(8)	85%	84%	82%
Percent patient days—Medicare(3)(9)	49%	48%	50%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,622	1,633	1,617
Number of clinics acquired	16	11	5
Number of clinic start-ups	37	17	27
Number of clinics closed/sold	(42)	(44)	(32)
Number of consolidated clinics—end of period	1,633	1,617	1,617
Number of unconsolidated clinics managed—end of period	300	297	300
Total number of clinics (all)—end of period	1,933	1,914	1,917
Number of visits(3)(10)	10,657,558	11,147,920	11,517,388
Revenue per visit(3)(11)	$100	$101	$100

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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2023	2024	2025
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	88.2	87.8	88.5
General and administrative	3.5	4.4	2.8
Depreciation and amortization	2.8	2.8	2.6
Total costs and expenses	94.5	95.0	93.9
Other operating income	—	0.2	0.1
Income from continuing operations before other income and expense	5.5	5.2	6.2
Loss on early retirement of debt	(0.3)	(0.6)	—
Equity in earnings of unconsolidated subsidiaries	0.9	1.2	1.0
Interest expense	(3.2)	(2.4)	(2.2)
Income from continuing operations before income taxes	2.9	3.4	5.0
Income tax expense from continuing operations	0.6	0.9	1.1
Income from continuing operations, net of tax	2.3	2.5	3.9
Discontinued operations:
Income from discontinued business	5.0	4.3	—
Income tax expense from discontinued business	1.1	1.1	—
Income from discontinued operations, net of tax	3.9	3.2	—
Net income	6.2	5.7	3.9
Net income attributable to non-controlling interests	1.2	1.6	1.2
Net income attributable to Select Medical Holdings Corporation	5.0%	4.1%	2.7%
_______________________________________________________________________________
(1)Cost of services includes personnel expense, facilities expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Year Ended December 31,
	2023	2024	2025	% Change 2023 – 2024	% Change 2024 – 2025
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$2,299,773	$2,444,196	$2,477,814	6.3%	1.4%
Rehabilitation hospital	979,585	1,110,592	1,288,954	13.4	16.1
Outpatient rehabilitation	1,188,914	1,250,294	1,284,873	5.2	2.8
Other(1)	357,705	382,023	401,189	6.8	5.0
Total Company	$4,825,977	$5,187,105	$5,452,830	7.5%	5.1%
Income (loss) from continuing operations before other income and expense:
Critical illness recovery hospital	$182,150	$231,792	$198,538	27.3%	(14.3)%
Rehabilitation hospital	193,820	217,306	248,303	12.1	14.3
Outpatient rehabilitation	76,658	71,998	53,806	(6.1)	(25.3)
Other(1)	(185,386)	(252,781)	(164,477)	N/M	N/M
Total Company	$267,242	$268,315	$336,170	0.4%	25.3%
Adjusted EBITDA:
Critical illness recovery hospital	$246,015	$301,634	$265,447	22.6%	(12.0)%
Rehabilitation hospital	221,875	245,748	278,622	10.8	13.4
Outpatient rehabilitation	111,868	108,577	90,163	(2.9)	(17.0)
Other(1)	(133,667)	(145,564)	(141,057)	N/M	N/M
Total Company	$446,091	$510,395	$493,175	14.4%	(3.4)%
Adjusted EBITDA margins:
Critical illness recovery hospital	10.7%	12.3%	10.7%
Rehabilitation hospital	22.6	22.1	21.6
Outpatient rehabilitation	9.4	8.7	7.0
Other(1)	N/M	N/M	N/M
Total Company	9.2%	9.8%	9.0%
Total assets:
Critical illness recovery hospital	$2,496,886	$2,654,474	$2,669,940
Rehabilitation hospital	1,233,888	1,366,922	1,602,879
Outpatient rehabilitation	1,380,447	1,404,379	1,399,975
Other(1)	248,204	182,176	178,795
Total Company	$5,359,425	$5,607,951	$5,851,589
Purchases of property and equipment:
Critical illness recovery hospital	$93,036	$65,861	$76,412
Rehabilitation hospital	21,922	53,620	112,550
Outpatient rehabilitation	38,776	36,142	37,250
Other(1)	6,126	3,285	3,013
Total Company	$159,860	$158,908	$229,225
_______________________________________________________________________________
(1)Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M     Not meaningful.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
For the year ended December 31, 2025, we had revenue of $5,452.8 million and income from continuing operations before other income and expense of $336.2 million, as compared to revenue of $5,187.1 million and income from continuing operations before other income and expense of $268.3 million for the year ended December 31, 2024. For the year ended December 31, 2025, Adjusted EBITDA was $493.2 million, with an Adjusted EBITDA margin of 9.0%, as compared to Adjusted EBITDA of $510.4 million and an Adjusted EBITDA margin of 9.8% in the prior year.
Revenue
Critical Illness Recovery Hospital Segment. Revenue increased 1.4% to $2,477.8 million for the year ended December 31, 2025, compared to $2,444.2 million for the year ended December 31, 2024. The increase was attributable to revenue per patient day, which increased 2.4% to $2,230 for the year ended December 31, 2025, compared to $2,177 for the year ended December 31, 2024. Our patient days were 1,107,387 for the year ended December 31, 2025, compared to 1,118,757 patient days for the year ended December 31, 2024. Occupancy in our critical illness recovery hospitals was 69% for the year ended December 31, 2025, compared to 68% for the year ended December 31, 2024.
Rehabilitation Hospital Segment. Revenue increased 16.1% to $1,289.0 million for the year ended December 31, 2025, compared to $1,110.6 million for the year ended December 31, 2024. The increase in revenue was attributable to increases in our patient days and our revenue per patient day. Our patient days increased 8.4% to 510,127 days for the year ended December 31, 2025, compared to 470,594 days for the year ended December 31, 2024. Our revenue per patient day increased 5.9% to $2,260 for the year ended December 31, 2025, compared to $2,134 for the year ended December 31, 2024. Occupancy in our rehabilitation hospitals was 82% for the year ended December 31, 2025, compared to 84% for the year ended December 31, 2024.
Outpatient Rehabilitation Segment. Revenue increased 2.8% to $1,284.9 million for the year ended December 31, 2025, compared to $1,250.3 million for the year ended December 31, 2024. The increase in revenue was attributable to patient visits, which increased 3.3% to 11,517,388 for the year ended December 31, 2025, compared to 11,147,920 visits for the year ended December 31, 2024. Our revenue per visit was $100 for the year ended December 31, 2025, compared to $101 for the year ended December 31, 2024.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,977.9 million, or 91.3% of revenue, for the year ended December 31, 2025, compared to $4,779.3 million, or 92.2% of revenue, for the year ended December 31, 2024. Our cost of services, a major component of which is labor expense, was $4,823.5 million, or 88.5% of revenue, for the year ended December 31, 2025, compared to $4,553.5 million, or 87.8% of revenue, for the year ended December 31, 2024. The increase in our cost of services relative to our revenue was principally attributable to the operating performance of our Critical Illness Recovery Hospital segment and Outpatient Rehabilitation segment, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $154.4 million, or 2.8% of revenue, for the year ended December 31, 2025, compared to $225.9 million, or 4.4% of revenue, for the year ended December 31, 2024. The decrease in general and administrative expenses was principally attributable to lower stock compensation expense as a result of modifications to our restricted stock awards which occurred in November 2024 in connection with the Company’s spin-off of Concentra.
Other Operating Income
For the year ended December 31, 2025, we had other operating income of $1.6 million, compared to $3.4 million for the year ended December 31, 2024.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment. Adjusted EBITDA was $265.4 million for the year ended December 31, 2025, compared to $301.6 million for the year ended December 31, 2024. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 10.7% for the year ended December 31, 2025, compared to 12.3% for the year ended December 31, 2024. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin during the year ended December 31, 2025, as compared to the year ended December 31, 2024, were principally attributable an increase in our operating expenses, partially offset by an increase in revenue.
Rehabilitation Hospital Segment. Adjusted EBITDA increased 13.4% to $278.6 million for the year ended December 31, 2025, compared to $245.7 million for the year ended December 31, 2024. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.6% for the year ended December 31, 2025, compared to 22.1% for the year ended December 31, 2024. The increase in Adjusted EBITDA was principally due to an increase in revenue.

Outpatient Rehabilitation Segment. Adjusted EBITDA was $90.2 million for the year ended December 31, 2025, compared to $108.6 million for the year ended December 31, 2024. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 7.0% for the year ended December 31, 2025, compared to 8.7% for the year ended December 31, 2024. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin for the year ended December 31, 2025, as compared to the year ended December 31, 2024, were principally attributable to an increase in personnel expense, partially offset by an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $140.3 million for the year ended December 31, 2025, compared to $142.9 million for the year ended December 31, 2024.
Income from Continuing Operations before Other Income and Expense
For the year ended December 31, 2025, we had income from operations from continuing operations before other income and expense of $336.2 million, compared to $268.3 million for the year ended December 31, 2024. The increase in income from continuing operations before other income and expense is attributable to lower stock compensation expense as a result of modifications to our restricted stock awards which occurred in November 2024 in connection with the Company’s spin-off of Concentra.
Loss on Early Retirement of Debt
For the year ended December 31, 2024, we had a loss on early retirement of debt of $28.8 million related to the prepayment on our term loan, the amendments to the Select credit agreement, and the refinancing of our senior notes.
Equity in Earnings of Unconsolidated Subsidiaries
For the year ended December 31, 2025, we had equity in earnings of unconsolidated subsidiaries of $54.5 million, compared to $63.9 million for the year ended December 31, 2024. The decrease in equity in earnings of unconsolidated subsidiaries is principally due to a non-recurring gain recognized during the year ended December 31, 2024, upon gaining a controlling financial interest in a previously unconsolidated subsidiary. This was partially offset by improved operating performance of our rehabilitation businesses in which we are a minority owner.
Interest
Interest expense was $117.9 million for the year ended December 31, 2025, compared to $128.6 million for the year ended December 31, 2024. The decrease in interest expense was principally due to a reduction in our average debt balance during the year ended December 31, 2025, compared to the year ended December 31, 2024, partially offset by an increase in our effective interest rate resulting from the impact of our interest rate cap.
Income Tax Expense from Continuing Operations
We recorded income tax expense of $58.2 million for the year ended December 31, 2025, which represented an effective tax rate of 21.3%. We recorded income tax expense of $44.8 million for the year ended December 31, 2024, which represented an effective tax rate of 25.6%. The decrease in our effective tax rate was primarily due to lower permanent differences and lower state and local taxes associated with reduced executive compensation.
Income from Discontinued Operations, Net of Tax
For the year ended December 31, 2024, we had income from discontinued operations, net of tax, of $166.7 million, which represents the operations of Concentra.

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2023, 2024, and 2025
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	For the Year Ended December 31,
	2023	2024	2025
Cash flows provided by operating activities	$582,058	$517,864	$346,467
Cash flows used in investing activities	(268,477)	(231,011)	(216,486)
Cash flows used in financing activities	(327,481)	(311,165)	(163,152)
Net decrease in cash and cash equivalents	(13,900)	(24,312)	(33,171)
Cash and cash equivalents at beginning of period	97,906	84,006	59,694
Cash and cash equivalents at end of period (1)	$84,006	$59,694	$26,523
______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
(1)    The Company had $31.4 million of cash and cash equivalents from discontinued operations at December 31, 2023.
Operating activities provided $346.5 million, $517.9 million, and $582.1 million of cash flows during the years ended December 31, 2025, 2024, and 2023, respectively. The decrease in cash flows from operating activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was principally driven by a decrease in cash flows from our discontinued operations, partially offset by increases in our Income from continuing operations, net of tax. The decrease in cash flows from operating activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was principally due to a increase in accounts receivable, which was principally driven by an increase in revenue and an increase in days sales outstanding, and partially offset by an increase in cash flows from operating performance.
Our days sales outstanding was 57 days at December 31, 2025, 58 days at December 31, 2024, and 55 days at December 31, 2023. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $216.5 million, $231.0 million, and $268.5 million of cash flows for the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025, the principal uses of cash were $229.2 million for purchases of property and equipment, and $10.7 million for investments in and acquisitions of businesses. The principal source of cash was proceeds from sales and exchanges of assets of $23.4 million. For the year ended December 31, 2024, the principal uses of cash were $222.2 million for purchases of property and equipment, and $13.1 million for investments in and acquisitions of businesses. For the year ended December 31, 2023, the principal uses of cash were $229.2 million for purchases of property, equipment, and other assets, and $39.4 million for investments in and acquisitions of businesses.
Financing activities used $163.2 million of cash flows for the year ended December 31, 2025. The principal uses of cash were $100.1 million for repurchases of common stock, $89.9 million for distributions to and purchases of non-controlling interests, and $31.4 million of dividend payments to common stockholders. The principal sources of cash were net borrowings on other debt of $66.9 million and proceeds of $15.9 million from the issuance of non-controlling interests.
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

Capital Resources
Working capital.  We had net working capital of $40.8 million at December 31, 2025, compared to a net working capital of $42.1 million at December 31, 2024.
A significant component of our net working capital is our accounts receivable. Collection of these accounts receivable is our primary source of cash and is critical to our liquidity and capital resources. Most of our patients are subject to healthcare coverage through third-party payor arrangements, including Medicare and Medicaid. It is our general policy to verify healthcare coverage prior to providing services. We have credit risk associated with our accounts receivable; however, we believe there is a remote possibility of default with these payors.
Credit facilities.  At December 31, 2025, Select had outstanding borrowings under its credit facilities consisting of a $1,039.5 million term loan (excluding unamortized original issue discounts and debt issuance costs of $7.1 million) and borrowings of $100.0 million under its revolving facility. At December 31, 2025, Select had $469.1 million of availability under its revolving facility after giving effect to $100.0 million of outstanding borrowings and $30.9 million of outstanding letters of credit.
Each calendar quarter, Select is required to pay each lender a commitment fee in respect of any unused commitments under the revolving facility, which is currently 0.375% per annum and subject to adjustment based on Select’s leverage ratio, as specified in the credit agreement.
As of December 31, 2025, Select’s leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters), which is required to be maintained at less than 7.00 to 1.00 under the terms of the revolving facility, was 3.67 to 1.00.
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
6.250% senior notes. At December 31, 2025, Select had $550.0 million of 6.250% senior notes outstanding (excluding debt issuance costs of $9.3 million).
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
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2027, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the year ended December 31, 2025, Holdings repurchased 6,375,512 shares at a cost of approximately $96.5 million, or $15.13 per share, which includes transaction costs. Since the inception of the program through December 31, 2025, Holdings has repurchased 54,610,335 shares at a cost of approximately $696.8 million, or $12.76 per share, which includes transaction costs. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023. For the year ended December 31, 2025, $0.8 million has been accrued for the 1% excise tax as a cost of the stock repurchase.
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

Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of December 31, 2025, we had cash and cash equivalents of $26.5 million and $469.1 million of availability under our revolving facility, after giving effect to $100.0 million of outstanding borrowings and $30.9 million of outstanding letters of credit.
Our material cash requirements from known contractual and other obligations include:
i.Debt payments, including finance lease payments – Our expected principal payments total $1,845.4 million, with $24.2 million payable within the next twelve months. Refer to Note 12 – Long-Term Debt and Notes Payable of the notes to our consolidated financial statements included herein for additional information.
ii.Interest payments – Our expected interest payments on the 6.250% senior notes, term loan, revolving facility, and other debt facilities total $685.1 million, with $110.8 million payable within the next twelve months. Interest payments for the 6.250% senior notes were calculated using the stated interest rate. Interest payments for the term loan and revolving facility were calculated using interest rates of 6.3% and 6.8%, respectively. Interest payments on our other debt facilities were calculated using a blended rate of 5.7%.
iii.Operating lease payments – Our expected operating lease payments total $1,505.2 million, with $244.6 million payable within the next twelve months. Refer to Note 4 – Leases of the notes to our consolidated financial statements included herein for additional information.
iv.Purchase, construction, and other commitments – Our expected payments related to purchase, construction, and other obligations total $216.8 million, with $165.4 million payable within the next twelve months. Our purchase obligations primarily relate to software licensing and support agreements which specify all significant contractual terms and are legally binding and enforceable. Our construction commitments are described further in Note 19 – Commitments and Contingencies.
v.Insurance liabilities – Our expected payments related to our insurance liabilities, including those for workers’ compensation and professional malpractice liabilities, total $143.6 million, with $67.4 million payable within the next twelve months. The amounts payable within the next twelve months are recorded in accrued other in the consolidated balance sheet as of December 31, 2025. The remaining amounts are recorded in other non-current liabilities.
vi.Other current liabilities recorded in the consolidated balance sheet as of December 31, 2025, such as accounts payable and accrued expenses, which are not specifically identified above.
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
Dividend
On February 13, 2025, April 30, 2025, July 30, 2025, and October 29, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. On March 13, 2025, May 29, 2025, August 28, 2025, and November 25, 2025, cash dividends totaling $8.1 million, $7.9 million, $7.7 million, and $7.8 million were paid.
On February 12, 2026, our Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about March 12, 2026, to stockholders of record as of the close of business on March 2, 2026.
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
As of December 31, 2025, Select had outstanding borrowings under its credit facilities consisting of a $1,039.5 million term loan (excluding unamortized original issue discount and debt issuance costs of $7.1 million) and $100.0 million of borrowings under its revolving facility, which bear interest at variable rates.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap effective on March 31, 2025, which limits the Term SOFR rate to 4.5% on $1.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through March 31, 2028. As of December 31, 2025, the Term SOFR rate was 3.69%. As of December 31, 2025, we had $39.5 million of term loan borrowings which would be subject to variable interest rates if the Term SOFR rate were to exceed 4.5%.
As of December 31, 2025, the first 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $2.8 million per year.
Item 8.   Financial Statements and Supplementary Data.
See Consolidated Financial Statements and Notes thereto commencing at Page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2025, to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO,” as of December 31, 2025. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2025, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.
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
The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance—Committees of the Board of Directors” and “Election of Directors—Directors and Nominees” in the Company’s definitive proxy statement for use in connection with the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2025. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this annual report on Form 10-K under Item 1 of Part I as permitted by the Instruction to Item 401 of Regulation S-K.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the outstanding shares of common stock to file reports with the SEC disclosing their ownership of common stock at the time they become subject to Section 16(a) and changes in such ownership that occur during the year. Based solely on a review of copies of such reports furnished to us, or on written representations that no reports were required, we believe that all directors, executive officers and holders of more than 10% of the common stock complied in a timely manner with the filing requirements applicable to them with respect to transactions during the year ended December 31, 2025, other than one Form 4 by Russell L. Carson reporting one transaction that was filed on July 31, 2025.
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
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2020 Equity Incentive Plan	—	—	2,572,291
Equity compensation plans not approved by security holders	—	—	—
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

3.3
Certificate of Amendment to Certificate of Incorporation of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed on April 29, 2025 (Reg. No. 001-34465).

3.4
Amended and Restated Bylaws of Select Medical Holdings Corporation, as amended, incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on August 4, 2025 (Reg. Nos. 001-34465 and 001-31441).

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

10.8
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.9
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.10
Letter Agreement, dated August 6, 2021, between Robert A. Ortenzio and Select Medical Corporation, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

Number	Description
10.11
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

10.13
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

10.15
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.16
Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.17
Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).

10.18
Change of Control Agreement, dated February 16, 2017, between Select Medical Corporation and John A. Saich, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed May 4, 2017 (Reg. Nos. 001- 34465 and 001-31441).

10.19
Change of Control Agreement, dated February 18, 2021, between Select Medical Corporation and Thomas P. Mullin, incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 25, 2021 (Reg. No. 001-34465).

10.20
Offer Letter, by and between Select and Christopher S. Weigl, dated April 22, 2022, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 1, 2023 (Reg. No. 001-34465).

10.21
Change of Control Agreement, dated as of November 6, 2023, between Select Medical Corporation and Michael F. Malatesta, incorporated herein by reference to Exhibit 10.73 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 22, 2024 (Reg No. 001-34465).

10.22
Offer Letter, by and between Select and Thomas P. Mullin, dated September 1, 2025, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation, filed on October 30, 2025 (Reg. No. 001-34465).

10.23
Employment Agreement, dated December 17, 2025, by and between Select Medical Corporation and Thomas P. Mullin, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on December 19, 2025. (Reg. No. 001-34465).

10.24	Restrictive Covenant Agreement, dated August 29, 2020, by and between Select Medical Corporation and Thomas P. Mullin.
10.25	Amendment No. 1 to Restrictive Covenant Agreement, dated as of August 29, 2023, between Select Medical Corporation and Thomas P. Mullin.
10.26	Amendment No. 2 to Restrictive Covenant Agreement, dated as of October 22, 2025, between Select Medical Corporation and Thomas P. Mullin.
10.27
Office Lease Agreement, dated as of June 17, 1999, between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.28
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

Number	Description
10.31
Fourth Addendum to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates III, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.72 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.32
Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).

10.33
First Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates IV LP and Select Medical Corporation, incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).

10.34
Second Addendum to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates IV LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.69 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.35
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).

10.36
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

10.38
Third Amendment to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates and Select Medical Corporation, incorporated herein by reference to Exhibit 10.70 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.39
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

10.41
Second Amendment to the Lease Agreement, dated June 1, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 4, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.42
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

10.44
Fifth Amendment to Lease Agreement, dated as of December 1, 2022, between Old Gettysburg Associates II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 23, 2023 (Reg No. 001-34465).

10.45
Office Lease Agreement, dated October 30, 2014, between Century Park Investments, L.P. and Select Medical Corporation, incorporated herein by reference to Exhibit 10.80 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.46
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

Number	Description
10.48
First Addendum to Lease Agreement, dated as of July 21, 2021, between Old Gettysburg Associates V, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.49
Office Lease Agreement, dated as of October 24, 2018, between 207 Associates and Independence Avenue Investments, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 21, 2019 (Reg. Nos. 001-34465 and 001-31441).

10.50
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

10.53
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

10.54
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

10.55
Amendment No. 4, dated December 10, 2019, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2, dated as of October 26, 2018, and Amendment No. 3, dated as of August 1, 2019, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on December 11, 2019 (Reg. No. 001-34465).

10.56
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

10.57
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

10.58
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

Number	Description
10.59
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

10.60
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

10.61
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

10.62
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

10.63
Select Medical Holdings Corporation 2020 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 4, 2020 (Reg. No. 001-34465).

10.64
Amendment No. 1, dated April 25, 2024, to the Select Medical Holdings Corporation 2020 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 4, 2020 (Reg. No. 001-34465).

10.65
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

10.70
Non-Employee Director Compensation Policy of Select Medical Holdings Corporation, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on April 29, 2025 (Reg. No. 001-34465).

10.71
Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation, filed on October 30, 2025 (Reg. No. 001-34465).

19.1
Select Medical Holdings Corporation Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 20, 2025 (Reg. No. 001-34465).

21.1	Subsidiaries of Select Medical Holdings Corporation.

Number	Description
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Select Medical Holdings Corporation Compensation Recovery Policy, incorporated by reference to Exhibit 97 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 22, 2024 (Reg. No. 001-34465).

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

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ JOHN F. DUGGAN John F. Duggan (Executive Vice President, General Counsel and Secretary)

Date: February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 19, 2026.

/s/ ROBERT A. ORTENZIO Robert A. Ortenzio Director, Executive Chairman and Co-Founder	/s/ DAVID S. CHERNOW David S. Chernow Director, Vice Chairman
/s/ THOMAS P. MULLIN Thomas P. Mullin Chief Executive Officer (principal executive officer)	/s/ MICHAEL F. MALATESTA Michael F. Malatesta Executive Vice President, Chief Financial Officer (principal financial officer)
/s/ CHRISTOPHER S. WEIGL Christopher S. Weigl Senior Vice President, Controller & Chief Accounting Officer (principal accounting officer)	/s/ RUSSELL L. CARSON Russell L. Carson Director
/s/ WILLIAM H. FRIST, M.D. William H. Frist, M.D. Director	/s/ JAMES S. ELY III James S. Ely III Director
/s/ DANIEL J. THOMAS Daniel J. Thomas Director	/s/ THOMAS A. SCULLY Thomas A. Scully Director
/s/ KATHERINE R. DAVISSON Katherine R. Davisson Director	/s/ MARILYN B. TAVENNER Marilyn B. Tavenner Director
/s/ PARVINDERJIT S. KHANUJA Parvinderjit S. Khanuja Director

SELECT MEDICAL HOLDINGS CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Select Medical Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Select Medical Holdings Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and income and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(ii) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of patient accounts receivable
As described in Note 1 to the consolidated financial statements, substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by federal and state governmental authorities, managed care health plans, commercial insurance companies, workers’ compensation programs, and employer-directed programs. As of December 31, 2025, accounts receivable of the Company totaled approximately $864.2 million. As disclosed by management, accounts receivable is reported at an amount equal to the amount management expects to collect for providing healthcare services to its patients. This amount is inclusive of management’s estimate of factors such as implicit discounts and other adjustments, which are estimated using historical experience.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of patient accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate patient accounts receivable. These procedures also included, among others: (i) evaluating management’s process for developing its estimate of patient accounts receivable; (ii) testing the completeness, accuracy, and relevance of the underlying data used to estimate patient accounts receivable, including historical billing and reimbursement data; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which management expects to collect by comparing actual cash receipts related to patient accounts receivable balances which existed as of the prior period balance sheet date; and (iv) for the Outpatient Rehabilitation segment, developing an independent expectation of the net accounts receivable balance. Developing an independent expectation involved calculating the percentage of cash collections as compared to the corresponding revenue transactions either throughout the year or as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2025, and comparing the calculated balance to management’s estimate of the Outpatient Rehabilitation net accounts receivable balance.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 19, 2026
We have served as the Company’s auditor since 2005.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$59,694	$26,523
Accounts receivable	821,385	864,207
Prepaid income taxes	26,601	19,622
Other current assets	112,097	114,929
Total Current Assets	1,019,777	1,025,281
Operating lease right-of-use assets	908,095	957,904
Property and equipment, net	872,185	992,314
Goodwill	2,331,898	2,360,902
Identifiable intangible assets, net	103,183	100,800
Other assets	372,813	414,388
Total Assets	$5,607,951	$5,851,589
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,803	$16,751
Current operating lease liabilities	179,601	188,405
Current portion of long-term debt and notes payable	20,269	24,217
Accounts payable	142,157	157,063
Accrued and other liabilities	609,821	598,058
Total Current Liabilities	977,651	984,494
Non-current operating lease liabilities	787,124	835,362
Long-term debt, net of current portion	1,691,546	1,803,979
Non-current deferred tax liability	81,497	112,157
Other non-current liabilities	73,038	79,858
Total Liabilities	3,610,856	3,815,850
Commitments and contingencies (Note 19)
Redeemable non-controlling interests	10,167	18,808
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 128,962,850 and 124,017,191 shares issued and outstanding at 2024 and 2025, respectively	129	124
Capital in excess of par	911,080	874,848
Retained earnings	770,146	837,016
Accumulated other comprehensive loss	—	(6,404)
Total Stockholders’ Equity	1,681,355	1,705,584
Non-controlling interests	305,573	311,347
Total Equity	1,986,928	2,016,931
Total Liabilities and Equity	$5,607,951	$5,851,589

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2023		2024	2025
Revenue	$4,825,977		$5,187,105	$5,452,830
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	4,254,369		4,553,461	4,823,535
General and administrative	170,193		225,869	154,414
Depreciation and amortization	135,691		142,866	140,303
Total costs and expenses	4,560,253		4,922,196	5,118,252
Other operating income	1,518		3,406	1,592
Income from continuing operations before other income and expense	267,242		268,315	336,170
Other income and expense:
Loss on early retirement of debt	(14,692)		(28,845)	—
Equity in earnings of unconsolidated subsidiaries	41,339		63,904	54,521
Interest expense	(154,165)		(128,605)	(117,942)
Income from continuing operations before income taxes	139,724		174,769	272,749
Income tax expense from continuing operations	29,253		44,782	58,216
Income from continuing operations, net of tax	110,471		129,987	214,533
Discontinued operations:
Income from discontinued business	242,632		223,414	—
Income tax expense from discontinued business	53,372		56,697	—
Income from discontinued operations, net of tax	189,260		166,717	—
Net income	299,731		296,704	214,533
Less: Net income attributable to non-controlling interests	56,240		82,666	68,314
Net income attributable to Select Medical Holdings Corporation	$243,491		$214,038	$146,219
Net income attributable to Select Medical Holdings Corporation’s common stockholders:
Income from continuing operations, net of tax	$59,027		$65,473	$146,219
Income from discontinued operations, net of tax	184,464		148,565	—
Net income attributable to Select Medical Holdings Corporation’s common stockholders	$243,491		$214,038	$146,219
Earnings per common share (Note 18):
Continuing operations - basic and diluted	$0.46		$0.51	$1.16
Discontinued operations - basic and diluted	1.44		1.15	—
Total earnings per common share - basic and diluted	$1.91	(a)	$1.66	$1.16
______________________________________________________________________________
(a)    Does not total due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2023	2024	2025
Net income	$299,731	$296,704	$214,533
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap contract	15,783	5,723	(6,677)
Reclassification adjustment for (gains) losses included in net income	(61,478)	(48,630)	273
Net change, net of tax (expense) benefit of $(15,202), $13,550 and $2,022	(45,695)	(42,907)	(6,404)
Comprehensive income	254,036	253,797	208,129
Less: Comprehensive income attributable to non-controlling interests	56,240	82,666	68,314
Comprehensive income attributable to Select Medical Holdings Corporation	$197,796	$171,131	$139,815

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Changes in Equity and Income
(in thousands)

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	127,173	$127	$452,183	$581,010	$88,602	$1,121,922	$234,642	$1,356,564
Net income attributable to Select Medical Holdings Corporation				243,491		243,491		243,491
Net income attributable to non-controlling interests						—	48,153	48,153
Cash dividends declared for common stockholders ($0.50 per share)				(63,904)		(63,904)		(63,904)
Issuance of restricted stock	1,651	1	(1)			—		—
Forfeitures of unvested restricted stock	(12)	0	0	12		12		12
Vesting of restricted stock			43,619			43,619		43,619
Repurchase of common shares	(443)	0	(5,184)	(7,575)		(12,759)		(12,759)
Issuance of non-controlling interests			1,870			1,870	21,181	23,051
Non-controlling interests acquired in business combination						—	9,007	9,007
Distributions to and purchases of non-controlling interests			927	(2,672)		(1,745)	(53,569)	(55,314)
Redemption value adjustment on non-controlling interests				1,527		1,527		1,527
Other comprehensive loss					(45,695)	(45,695)		(45,695)
Other			(1)	(33)		(34)		(34)
Balance at December 31, 2023	128,369	$128	$493,413	$751,856	$42,907	$1,288,304	$259,414	$1,547,718
Net income attributable to Select Medical Holdings Corporation				214,038		214,038		214,038
Net income attributable to non-controlling interests						—	73,264	73,264
Cash dividends declared for common stockholders ($0.50 per share)				(64,617)		(64,617)		(64,617)
Issuance of restricted stock	1,728	2	(2)			—		—
Forfeitures of unvested restricted stock	(69)	0	0	71		71		71
Vesting of restricted stock			100,599			100,599		100,599
Repurchase of common shares	(1,065)	(1)	(18,176)	(19,728)		(37,905)		(37,905)
Issuance of non-controlling interests						—	27,200	27,200
Non-controlling interests acquired in business combination						—	13,009	13,009
Distributions to and purchases of non-controlling interests			394			394	(50,670)	(50,276)
Redemption value adjustment on non-controlling interests				(1,947)		(1,947)		(1,947)
Concentra Separation and Distribution			334,852	(109,656)		225,196	(16,644)	208,552
Other comprehensive loss					(42,907)	(42,907)		(42,907)
Other				129		129		129
Balance at December 31, 2024	128,963	$129	$911,080	$770,146	$—	$1,681,355	$305,573	$1,986,928
Net income attributable to Select Medical Holdings Corporation				146,219		146,219		146,219
Net income attributable to non-controlling interests						—	62,898	62,898
Cash dividends declared for common stockholders ($0.25 per share)				(31,435)		(31,435)		(31,435)
Issuance of restricted stock	1,722	2	(2)			—		—
Forfeitures of unvested restricted stock	(28)	0	0	18		18		18
Vesting of restricted stock			16,684			16,684		16,684
Repurchase of common shares	(6,640)	(7)	(52,970)	(47,928)		(100,905)		(100,905)
Issuance of non-controlling interests						—	15,904	15,904
Distributions to and purchases of non-controlling interests			56			56	(73,028)	(72,972)
Redemption value adjustment on non-controlling interests				(4)		(4)		(4)
Other comprehensive loss					(6,404)	(6,404)		(6,404)
Balance at December 31, 2025	124,017	$124	$874,848	$837,016	$(6,404)	$1,705,584	$311,347	$2,016,931
The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2024	2025
Operating activities
Net income	$299,731	$296,704	$214,533
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	23,417	39,178	52,970
Depreciation and amortization	208,742	203,894	140,303
Provision for expected credit losses	1,030	4,279	2,362
Equity in earnings of unconsolidated subsidiaries	(40,813)	(60,228)	(54,521)
Loss on extinguishment of debt	175	19,038	—
(Gain) loss on sale or disposal of assets	(57)	(1,063)	8
Stock compensation expense	43,809	100,670	16,702
Amortization of debt discount, premium and issuance costs	2,647	2,963	3,136
Deferred income taxes	(16,119)	(32,434)	30,652
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	1,156	(95,845)	(45,185)
Other current assets	(29,374)	18,072	413
Other assets	10,031	12,933	(8,808)
Accounts payable	(6,412)	(16,789)	(854)
Accrued expenses	84,095	26,492	(5,244)
Net cash provided by operating activities	582,058	517,864	346,467
Investing activities
Business combinations, net of cash acquired	(29,567)	(13,097)	(9,197)
Purchases of property, equipment, and other assets	(229,200)	(222,177)	(229,225)
Investment in businesses	(9,873)	—	(1,455)
Proceeds from sales and exchanges of assets and sale of business	163	4,263	23,391
Net cash used in investing activities	(268,477)	(231,011)	(216,486)
Financing activities
Borrowings on revolving facilities	905,000	1,240,000	1,290,000
Payments on revolving facilities	(1,070,000)	(1,415,000)	(1,295,000)
Proceeds from term loans, net of issuance costs	2,092,232	1,880,052	—
Payments on term loans	(2,113,952)	(2,092,485)	(10,500)
Payment on senior notes, including call premium	—	(1,237,764)	—
Proceeds from senior notes, net of issuance costs	—	1,176,598	—
Borrowings of other debt	31,399	24,892	101,218
Principal payments on other debt	(46,946)	(65,280)	(34,328)
Dividends paid to common stockholders	(63,904)	(64,617)	(31,435)
Repurchase of common stock	(12,759)	(37,905)	(100,077)
Decrease in overdrafts	(1,687)	(4,471)	(9,052)
Proceeds from issuance of non-controlling interests	22,935	15,713	15,904
Distributions to and purchases of non-controlling interests	(63,531)	(60,001)	(89,882)
Purchase of membership interests of Concentra Group Holdings Parent	(6,268)	—	—
Proceeds from Concentra initial public offering	—	511,198	—
Cash transferred to Concentra at separation	—	(182,095)	—
Net cash used in financing activities	(327,481)	(311,165)	(163,152)
Net decrease in cash and cash equivalents	(13,900)	(24,312)	(33,171)
Cash and cash equivalents at beginning of period	97,906	84,006	59,694
Cash and cash equivalents at end of period	$84,006	$59,694	$26,523
Supplemental information:
Cash paid for interest, excluding amounts received of $82,818 and $68,069 under the interest rate cap contract for the years ended December 31, 2023 and 2024, respectively.	$272,261	$256,229	$120,624
Cash paid for taxes	88,510	133,187	26,022
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$18,403	$21,784	$36,268

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
The Company is, based on number of facilities, one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of December 31, 2025, the Company had operations in 39 states and the District of Columbia. As of December 31, 2025, the Company operated 104 critical illness recovery hospitals, 38 rehabilitation hospitals, and 1,917 outpatient rehabilitation clinics.
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
On November 25, 2024, Select completed a tax-free distribution of 104,093,503 shares of common stock of Concentra Group Holdings Parent (“Concentra”) to its stockholders. Holders of the Company’s common stock received 0.806971 shares of Concentra common stock for each outstanding share of the Company’s common stock they owned as of November 18, 2024 (the “Record Date”). Following the completion of the distribution, the Company no longer owns any shares of Concentra common stock. The historical results of Concentra (which previously represented the Concentra business segment) are reflected as discontinued operations in the Company’s Consolidated Financial Statements through the date of the distribution (see Note 2 – Acquisitions and Dispositions for additional details). Unless otherwise indicated, the information in the notes to the Consolidated Financial Statements refer only to the Company’s continuing operations.
On November 24, 2025, the Company received a non-binding indication of interest from Robert A. Ortenzio, our Executive Chairman, Co-Founder and Director, to acquire all of the Company’s outstanding shares for cash consideration of $16.00 to $16.20 per share of our common stock (the “Proposal” and such transaction, the “Take Private Transaction”). Mr. Ortenzio publicly announced the Proposal on November 24, 2025 in a Schedule 13D filing with the SEC. On November 25, 2025, in connection with the Proposal, the disinterested members of the Board of Directors met and voted to form an independent special committee of the Board of Directors (the “Special Committee”). The Special Committee is carefully reviewing and evaluating the Proposal in consultation with their advisors and will determine the appropriate course of action in the best interests of the Company and its stockholders. In connection therewith, the Special Committee is evaluating other potential strategic alternatives to maximize stockholder value.
Recent Accounting Guidance Not Yet Adopted
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
The Company adopted this ASU using the prospective method of transition in this Form 10-K, resulting in updates to Note 17. Income Taxes.
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
At December 31, 2025, the Company’s other indefinite-lived intangible assets consist of trademarks, certificates of need, and accreditations. To determine the fair values of its trademarks, the Company uses a relief from royalty income approach. For the Company’s certificates of need and accreditations, the Company performs qualitative assessments. As part of these assessments, the Company evaluates the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying values, the Company will then perform a quantitative impairment assessment.
The Company’s most recent impairment assessments were completed as of October 1, 2025. The Company did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.     Acquisitions and Dispositions
Dispositions
In connection with the separation and distribution of Concentra’s common stock, the Company and Concentra entered into several agreements to provide a framework of our ongoing relationship with Concentra, including a transition services agreement (“TSA”), a separation agreement, a tax matters agreement and an employee matters agreement. The services under the TSA generally are a continuation of the support services provided by Select to Concentra prior to the IPO. The fee for support services provided to Concentra was $1.2 million and $12.1 million for the years ended December 31, 2024 and 2025, respectively. The income from the support services fees, as well as the cost to provide these services, are included within General and Administrative expense on the Consolidated Statements of Operations. The provision of services under the TSA will terminate no later than November 25, 2026.
Certain key selected financial information included in Income from discontinued operations, net of tax, for Concentra is as follows:

	For the Year Ended December 31,
	2023	2024
Revenue	$1,838,081	$1,738,411
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,477,648	1,374,783
General and administrative	—	1,620
Depreciation and amortization	73,051	61,028
Total costs and expenses	1,550,699	1,437,431
Other operating income	250	284
Income from operations	287,632	301,264
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	(526)	(3,676)
Interest expense(1)	(44,474)	(59,513)
Income from discontinued operations before income taxes	242,632	238,075
Income tax expense	53,372	56,756
Income from discontinued operations, net of tax	189,260	181,319
Less: Net income attributable to non-controlling interests	4,796	18,152
Income from discontinued operations, net of tax, attributable to Select Medical Holdings Corporation’s common stockholders	$184,464	$163,167
_______________________________________________________________________________
(1)    For the years ended December 31, 2023 and 2024, interest expense includes allocated interest expense of $44.3 million and $22.0 million, respectively. Interest was allocated in accordance with the terms of an intercompany promissory note in place between the Company and Concentra prior to the separation.
The following is selected financial information included on the Consolidated Statements of Cash Flows for Concentra:

	For the Year Ended December 31,
	2023	2024
Depreciation and amortization	73,051	61,028
Cash flows from investing activities:
Purchases of property, equipment, and other assets	$69,340	$63,269

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Acquisitions and Dispositions (Continued)
Acquisitions
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
During the year ended December 31, 2025, the Company made acquisitions consisting of critical illness recovery hospital, rehabilitation hospital, and outpatient rehabilitation businesses. The consideration given for these acquired businesses consisted of $9.2 million of cash and $20.1 million for the issuance of non-controlling interests. The Company allocated the purchase price of these acquired businesses to assets acquired and liabilities assumed, principally property and equipment and operating lease right-of-use assets and lease liabilities, based on their estimated fair values. The Company recognized goodwill of $7.8 million, $20.5 million, and $0.8 million in our critical illness recovery hospital, rehabilitation hospital, and outpatient rehabilitation reporting units, respectively.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 21% of the Company’s accounts receivable is due from Medicare at both December 31, 2024 and 2025.
Revenues from providing services to patients covered under the Medicare program represented approximately 31%, 29%, and 29% of the Company’s total revenue for the years ended December 31, 2023, 2024, and 2025, respectively. As a provider of services under the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s critical illness recovery hospitals, rehabilitation hospitals, or outpatient rehabilitation clinics to comply with Medicare regulations can result in the Company receiving significantly less Medicare payments than the Company currently receives for the services it provides to its patients.

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
The Company’s total lease cost from continuing operations is as follows:

	For the Year Ended December 31,
	2023			2024			2025
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$212,360	$7,335	$219,695	$226,866	$7,335	$234,201	$237,045	$7,335	$244,380
Finance lease cost:
Amortization of right-of-use assets	572	—	572	572	—	572	686	—	686
Interest on lease liabilities	1,013	—	1,013	984	—	984	1,268	—	1,268
Variable lease cost	45,086	84	45,170	47,678	16	47,694	51,123	—	51,123
Sublease income	(6,725)	—	(6,725)	(6,875)	—	(6,875)	(7,369)	—	(7,369)
Total lease cost from continuing operations	$252,306	$7,419	$259,725	$269,225	$7,351	$276,576	$282,753	$7,335	$290,088
Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
	2023	2024	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities (1):
Operating cash flows for operating leases	$317,256	$321,271	$244,623
Operating cash flows for finance leases	1,239	1,104	1,081
Financing cash flows for finance leases	1,617	1,347	652
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	171,569	299,111	238,495
Finance leases	—	—	56,676
_______________________________________________________________________________
(1)    Cash flows include cash paid for operating and finance leases of discontinued operations for the years ended December 31, 2023 and 2024.

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2024			2025
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Operating Leases	(in thousands)
Operating lease right-of-use assets	$885,457	$22,638	$908,095	$941,332	$16,572	$957,904

Current operating lease liabilities	$173,189	$6,412	$179,601	$181,276	$7,129	$188,405
Non-current operating lease liabilities	768,546	18,578	787,124	823,913	11,449	835,362
Total operating lease liabilities	$941,735	$24,990	$966,725	$1,005,189	$18,578	$1,023,767

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Leases (Continued)

	December 31,
	2024			2025
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Finance Leases	(in thousands)
Property and equipment, net	$3,350	$—	$3,350	$59,340	$—	$59,340

Current portion of long-term debt and notes payable	$798	$—	$798	$1,488	$—	$1,488
Long-term debt, net of current portion	10,014	—	10,014	65,348	—	65,348
Total finance lease liabilities	$10,812	$—	$10,812	$66,836	$—	$66,836
The weighted average remaining lease terms and discount rates are as follows:

	December 31,
	2024	2025
Weighted average remaining lease term (in years):
Operating leases	9.2	9.9
Finance leases	32.8	22.1
Weighted average discount rate:
Operating leases	6.6%	6.6%
Finance leases	7.1%	7.0%
As of December 31, 2025, maturities of lease liabilities are approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2026	$244,555	$6,075
2027	210,418	5,637
2028	160,303	5,348
2029	127,836	5,442
2030	102,364	5,538
Thereafter	659,753	108,085
Total undiscounted cash flows	1,505,229	136,125
Less: Imputed interest	481,462	69,289
Total discounted lease liabilities	$1,023,767	$66,836

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2024	2025
	(in thousands)
Land	$96,255	$93,844
Leasehold improvements	565,320	646,706
Buildings	601,615	680,883
Furniture and equipment	686,042	723,941
Construction-in-progress	84,620	122,248
Total property and equipment	2,033,852	2,267,622
Accumulated depreciation	(1,161,667)	(1,275,308)
Property and equipment, net	$872,185	$992,314
Depreciation expense was $134.1 million, $141.1 million, and $138.5 million for the years ended December 31, 2023, 2024, and 2025, respectively.
6.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2024 and 2025:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of January 1, 2024	$1,157,802	$458,340	$667,283	$2,283,425
Acquisition of businesses	8,000	38,367	1,666	48,033
Measurement period adjustment	—	440	—	440
Balance as of December 31, 2024	1,165,802	497,147	668,949	2,331,898
Acquisition of businesses	7,773	20,450	781	29,004
Balance as of December 31, 2025	$1,173,575	$517,597	$669,730	$2,360,902

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Intangible Assets (Continued)

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2024			2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$61,798	$—	$61,798	$61,798	$—	$61,798
Certificates of need	26,393	—	26,393	26,318	—	26,318
Accreditations	1,775	—	1,775	1,775	—	1,775
Finite-lived intangible assets:
Non-compete agreements	31,735	(18,518)	13,217	29,133	(18,224)	10,909
Total identifiable intangible assets	$121,701	$(18,518)	$103,183	$119,024	$(18,224)	$100,800
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At December 31, 2025, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 5.4 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $1.6 million for the years ended December 31, 2023, 2024, and 2025.
Estimated amortization expense of the Company’s finite-lived intangible assets for each of the five succeeding years is as follows:

	2026	2027	2028	2029	2030
	(in thousands)
Amortization expense	$1,613	$1,613	$1,613	$1,613	$1,607
7.     Equity Method Investments
The Company’s equity method investments consist principally of minority ownership interests in rehabilitation businesses. Equity method investments of $320.9 million and $346.4 million are presented as part of Other assets in the Consolidated Balance Sheets as of December 31, 2024 and 2025, respectively. At December 31, 2025, these businesses primarily consist of the following ownership interests:

BIR JV, LLP	49.0%
OHRH, LLC	49.0%
GlobalRehab—Scottsdale, LLC	49.0%
ES Rehabilitation, LLC	49.0%
BHSM Rehabilitation, LLC	49.0%
RSH Property Ventures, LLC	50.0%
The Company provides contracted services, principally employee leasing services, and charges management fees to related parties affiliated through its equity method investments. Revenue generated from contracted services provided and management fees charged to related parties affiliated through the Company’s equity method investments was $402.8 million, $430.3 million, and $455.2 million for the years ended December 31, 2023, 2024, and 2025, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Equity Method Investments (Continued)

The Company had receivables from related parties affiliated through its equity method investments of $17.8 million and $2.2 million, which are included as part of Other current assets and Other assets in the Consolidated Balance Sheet, respectively, as of December 31, 2024. The Company had receivables from related parties of $25.6 million and $2.4 million, which are included as part of Other current assets and Other assets in the Consolidated Balance Sheet, respectively, as of December 31, 2025.
The Company had liabilities for the operating cash it holds on behalf of certain rehabilitation businesses in which it has an equity method investment. These liabilities were $59.0 million and $57.9 million as of December 31, 2024 and 2025, respectively, and are included as part of Accrued other in the Consolidated Balance Sheets.
Summarized combined financial information of the rehabilitation businesses in which the Company has a minority ownership interest is as follows:

	December 31,
	2024	2025
	(in thousands)
Current assets	$250,619	$269,229
Non-current assets	522,412	573,771
Total assets	$773,031	$843,000
Current liabilities	$100,721	$110,415
Non-current liabilities	213,345	217,253
Equity	458,965	515,332
Total liabilities and equity	$773,031	$843,000

	For the Year Ended December 31,
	2023	2024	2025
	(in thousands)
Revenues	$702,040	$766,197	$826,112
Cost of services and other operating expenses	621,107	664,172	708,301
Net income	81,122	99,386	115,274
Transactions with Equity Method Investments
On September 26, 2025, a wholly-owned subsidiary of the Company contributed a recently constructed hospital to BHSM Rehabilitation, LLC (“Banner”) in exchange for an equity interest in Banner. The carrying value and fair value of the building was $45.8 million. As part of this transaction, Banner made a special distribution to each of its equity holders based on their respective ownership interest. The Company’s distribution was $23.3 million, which is included in Proceeds from sales and exchanges of assets and sale of business on the Condensed Consolidated Statement of Cash Flows.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. At December 31, 2024 and 2025, provisions for losses for professional liability risks retained by the Company have been discounted at 3%.
The Company recorded a liability of $141.6 million and $143.6 million related to these programs at December 31, 2024 and 2025, respectively. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $145.4 million and $147.5 million at December 31, 2024 and 2025, respectively. At December 31, 2024 and 2025, the Company recorded insurance proceeds receivable of $8.5 million and $7.0 million, respectively, for liabilities which exceeded its deductibles and self-insured retention limits and are recoverable through its insurance policies.
9.     Accrued and other liabilities
The following table sets forth the components of accrued and other liabilities on the Consolidated Balance Sheets:

	December 31,
	2024	2025
	(in thousands)
Accrued payroll	$183,045	$188,977
Accrued vacation	122,376	129,473
Accrued interest	9,075	4,300
Accrued other	288,681	274,082
Income taxes payable	6,644	1,226
Accrued and other liabilities	$609,821	$598,058
10.     Interest Rate Cap
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Interest Rate Cap (Continued)
The following table outlines the changes in accumulated other comprehensive income (loss), net of tax, during the periods presented:

	For the Year Ended December 31,
	2023	2024	2025
	(in thousands)
Balance as of January 1	$88,602	$42,907	$—
Gain (loss) on interest rate cap contract	15,783	5,723	(6,677)
Amounts reclassified from accumulated other comprehensive income (loss)	(61,478)	(48,630)	273
Balance as of December 31	$42,907	$—	$(6,404)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) are as follows:

	For the Year Ended December 31,
Statement of Operations	2023	2024	2025
	(in thousands)
Gains (losses) included in interest expense	$80,766	$63,987	$(359)
Income tax benefit (expense)	(19,288)	(15,357)	86
Amounts reclassified from accumulated other comprehensive income (loss)	$61,478	$48,630	$(273)
The Company expects that approximately $2.8 million of estimated pre-tax losses will be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2025
			(in thousands)
Liability:
Interest rate cap contract, current portion	Accrued other	Level 2	$3,223
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	3,042

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

		December 31, 2024		December 31, 2025
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes due 2032	Level 2	539,363	528,000	540,695	537,262
Credit facilities:
Revolving facility	Level 2	105,000	102,900	100,000	98,500
Term loan	Level 2	1,041,661	1,051,313	1,032,400	1,036,901
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments.
12.     Long-Term Debt and Notes Payable
As of December 31, 2025, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Discount	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes due 2032	$550,000	$—	$(9,305)	$540,695	$537,262
Credit facilities:
Revolving facility	100,000	—	—	100,000	98,500
Term loan	1,039,500	(2,293)	(4,807)	1,032,400	1,036,901
Other debt, including finance leases	155,914	—	(813)	155,101	155,101
Total debt	$1,845,414	$(2,293)	$(14,925)	$1,828,196	$1,827,764
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
6.250% senior notes due 2032	$—	$—	$—	$—	$—	$550,000	$550,000
Credit facilities:
Revolving facility	—	—	—	100,000	—	—	100,000
Term loan	10,500	10,500	10,500	10,500	10,500	987,000	1,039,500
Other debt, including finance leases	13,717	2,375	1,599	2,145	2,379	133,699	155,914
Total debt	$24,217	$12,875	$12,099	$112,645	$12,879	$1,670,699	$1,845,414

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     Long-Term Debt and Notes Payable (Continued)

As of December 31, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Discount	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes due 2032	$550,000	$—	$(10,637)	$539,363	$528,000
Credit facilities:
Revolving facility	105,000	—	—	105,000	102,900
Term loan	1,050,000	(2,693)	(5,646)	1,041,661	1,051,313
Other debt, including finance leases	26,282	—	(491)	25,791	25,791
Total debt	$1,731,282	$(2,693)	$(16,774)	$1,711,815	$1,708,004
Credit Facilities
On March 6, 2017, Select entered into a senior secured credit agreement (the “credit agreement”). The credit agreement has provided $1,050.0 million in term loan borrowings (the “term loan”) and the Company has the ability to borrow $600.0 million under a revolving credit facility (the “revolving facility” and, together with the term loan, the “credit facilities”), including a $125.0 million sublimit for the issuance of standby letters of credit. At December 31, 2025, Select had $469.1 million of availability under the revolving facility after giving effect to $100.0 million of outstanding borrowings and $30.9 million of outstanding letters of credit. The maturity date of the term loan is December 3, 2031 and the maturity date of the revolving facility is December 3, 2029.
The interest rate on the term loan is equal to Term SOFR plus 2.00%, or the Alternative Base Rate (as defined in the credit agreement) plus 1.00%. The interest rate on the revolving facility is equal to Adjusted Term SOFR plus a percentage ranging from 2.25% to 2.50%, or the Alternative Base Rate (as defined in the credit agreement) plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio. As of December 31, 2025, the term loan borrowings bear interest at a rate that is indexed to one-month Term SOFR plus 2.00%. As of December 31, 2025, the revolving facility borrowings bear interest either at a rate indexed to one-month Adjusted Term SOFR plus 2.25% or the Alternative Base Rate plus 1.25%.
The revolving facility requires Select to maintain a leverage ratio, as specified in the credit agreement, not to exceed 7.00 to 1.00. As of December 31, 2025, Select’s leverage ratio was 3.67 to 1.00.
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
Prepayment of Borrowings
Select will be required to prepay borrowings under the credit facilities with (i) the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the credit facilities or subject to a first lien intercreditor agreement, (ii) the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) a percentage of excess cash flow (as defined in the credit agreement) based on Select’s leverage ratio, as specified in the credit agreement. The Company will not be required to make a prepayment of borrowings as a result of excess cash flow for the year ended December 31, 2025.
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
13.     Stock Repurchase Program
Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The program is in effect until December 31, 2027, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the revolving facility. The common stock repurchase program has available capacity of $303.2 million as of December 31, 2025. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023. For the year ended December 31, 2025, $0.8 million has been accrued for the 1% excise tax as a cost of the stock repurchase.
The share repurchases and the cost associated with those repurchases are as follows:

	For the Year Ended December 31,
	2023	2024	2025
Shares repurchased	—	—	6,375,512
Cost of shares repurchased (in thousands)	$—	$—	$96,454

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Segment Information
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Segment Information (Continued)

	For the Year Ended December 31, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$2,477,814	$1,288,954	$1,284,873	$401,189	$5,452,830
Personnel Expense	1,404,061	722,897	931,702
Other segment items (1)	808,306	287,435	263,008
Adjusted EBITDA	265,447	278,622	90,163
Total assets	2,669,940	1,602,879	1,399,975	178,795	5,851,589
Capital expenditures	76,412	112,550	37,250	3,013	229,225
_______________________________________________________________________________
(1)    Other segment items consist of facilities expense, other operating expenses, and other operating income.
A reconciliation of Adjusted EBITDA to income from continuing operations before income taxes is as follows:

	For the Year Ended December 31,
	2023	2024	2025
	(in thousands)
Adjusted EBITDA - Critical Illness Recovery Hospital Segment	$246,015	$301,634	$265,447
Adjusted EBITDA - Rehabilitation Hospital Segment	221,875	245,748	278,622
Adjusted EBITDA - Outpatient Rehabilitation Segment	111,868	108,577	90,163
Other revenue	357,705	382,023	401,189
Other cost of services (1)	(357,705)	(382,023)	(401,189)
Other general and administrative expenses (1)	(134,153)	(145,939)	(141,129)
Other operating income	486	375	72
Depreciation and amortization	(135,691)	(142,866)	(140,303)
Stock compensation expense	(43,158)	(99,214)	(16,702)
Loss on early retirement of debt	(14,692)	(28,845)	—
Equity in earnings of unconsolidated subsidiaries	41,339	63,904	54,521
Interest expense	(154,165)	(128,605)	(117,942)
Income from continuing operations before income taxes	$139,724	$174,769	$272,749
_______________________________________________________________________________
(1)    Exclusive of depreciation, amortization, and stock compensation expense.
15.    Revenue from Contracts with Customers
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Revenue from Contracts with Customers (Continued)

	For the Year Ended December 31, 2024
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$798,439	$503,126	$190,271	$—	$1,491,836
Non-Medicare	1,642,115	556,640	984,945	—	3,183,700
Total patient services revenue	2,440,554	1,059,766	1,175,216	—	4,675,536
Other revenue	3,642	50,826	75,078	382,023	511,569
Total revenue	$2,444,196	$1,110,592	$1,250,294	$382,023	$5,187,105

	For the Year Ended December 31, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$788,431	$584,474	$189,044	$—	$1,561,949
Non-Medicare	1,685,385	650,664	1,017,294	—	3,353,343
Total patient services revenue	2,473,816	1,235,138	1,206,338	—	4,915,292
Other revenue	3,998	53,816	78,535	401,189	537,538
Total revenue	$2,477,814	$1,288,954	$1,284,873	$401,189	$5,452,830
16.     Stock-based Compensation
Holdings’ equity incentive plan provides for the issuance of various stock-based awards. Under its current plan, Holdings has issued restricted stock awards. The equity plan currently allows for the issuance of 6,022,665 awards, as adjusted for cancelled or forfeited awards through December 31, 2025. As of December 31, 2025, Holdings has capacity to issue 2,572,291 stock-based awards under its equity plan. The equity plan allows for authorized but previously unissued shares or shares previously issued and outstanding and reacquired by Holdings to satisfy these awards.
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
Transactions related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, January 1, 2025	2,602	$28.94
Granted	1,722	14.87
Vested	(940)	30.84
Forfeited	(28)	23.81
Unvested balance, December 31, 2025	3,356	$21.23
For the years ended December 31, 2023, 2024, and 2025, the weighted average grant date fair values of restricted stock awards granted were $29.06, $28.38, and $14.87, respectively. For the years ended December 31, 2023, 2024, and 2025, the fair values of restricted stock awards vested were $33.9 million, $110.2 million, and $29.0 million, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Stock-based Compensation (Continued)

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
Stock compensation expense recognized by the Company is as follows:

	For the Year Ended December 31,
	2023	2024	2025
	(in thousands)
Stock compensation expense:
Included in general and administrative	$36,041	$79,931	$13,285
Included in cost of services	7,117	19,283	3,417
Total	$43,158	$99,214	$16,702
Future stock compensation expense based on current stock-based awards is estimated to be as follows:

	2026	2027	2028	2029
	(in thousands)
Stock compensation expense	$16,332	$9,896	$5,421	$1,097
17.     Income Taxes
The components of the Company’s income tax expense from continuing operations for the years ended December 31, 2023, 2024, and 2025, are as follows:

	For the Year Ended December 31,
	2023	2024	2025
	(in thousands)
Current income tax expense:
Federal	$24,766	$50,372	$21,827
State and local	14,317	25,280	5,737
Total current income tax expense	39,083	75,652	27,564
Deferred income tax expense (benefit)	(9,830)	(30,870)	30,652
Total income tax expense from continuing operations	$29,253	$44,782	$58,216

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Income Taxes (Continued)

Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2023	2024
Federal income tax at statutory rate	21.0%	21.0%
State and local income taxes, less federal income tax benefit	11.8	6.5
Permanent differences	1.8	1.7
Deferred income taxes — state income tax rate adjustment	(3.0)	0.0
Deferred income taxes - covered employee adjustment	—	0.9
Valuation allowance	(1.8)	1.5
Limitation on officers’ compensation	7.4	15.8
Tax credits	(2.7)	(1.6)
Stock-based compensation	(1.2)	(5.4)
Non-controlling interest	(12.2)	(15.0)
Other	(0.2)	0.2
Effective income tax rate	20.9%	25.6%

	For the Year Ended December 31, 2025
	(in thousands, except percentages)
Federal income tax at statutory rate	$57,290	21.0%
State and local income taxes, less federal income tax benefit (1)	8,536	3.1
Tax credits:
R&D credits	(1,145)	(0.4)
Other tax credits	(2,174)	(0.8)
Nontaxable or nondeductible items:
Limitation on officers’ compensation	3,535	1.3
Stock-based compensation	1,306	0.5
Noncontrolling interest	(14,346)	(5.3)
Other	5,214	1.9
Effective income tax rate	$58,216	21.3%
_______________________________________________________________________________
(1)    In 2025, state taxes in Michigan, New Jersey, Minnesota, and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.
The Company’s net cash paid for income taxes consisted of the following:

For the Year Ended December 31, 2025
(in thousands)
Federal	$10,745
Aggregated state and local jurisdictions	5,731
Disaggregated state and local jurisdictions
Florida	1,284
New Jersey	1,474
Ohio	1,171
Pennsylvania	5,617
Net cash paid for income taxes	$26,022

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Income Taxes (Continued)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2025
	(in thousands)
Deferred tax assets
Implicit discounts and adjustments	$6,169	$4,166
Compensation and benefit-related accruals	44,651	46,459
Professional malpractice liability insurance	14,081	14,724
Federal and state net operating loss and state tax credit carryforwards	22,611	26,506
Interest limitation carryforward	47,905	46,187
Stock awards	2,314	995
Equity investments	1,235	1,442
Operating lease liabilities	174,165	192,152
Derivatives	—	1,548
Research and experimental expenditures	20,478	9,914
Excess capital loss	4,941	1,131
Other	384	399
Deferred tax assets	338,934	345,623
Valuation allowance	(15,230)	(16,644)
Deferred tax assets, net of valuation allowance	323,704	328,979
Deferred tax liabilities
Investment in unconsolidated affiliates	$(20,228)	$(22,502)
Investment in consolidated affiliates	(3,511)	(3,613)
Depreciation and amortization	(190,355)	(205,334)
Deferred financing costs	(494)	(420)
Operating lease right-of-use assets	(162,171)	(178,359)
Other	(1,378)	(1,813)
Deferred tax liabilities	(378,137)	(412,041)
Deferred tax liabilities, net of deferred tax assets	$(54,433)	$(83,062)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2024	2025
	(in thousands)
Other assets	$27,064	$29,095
Non-current deferred tax liability	(81,497)	(112,157)
	$(54,433)	$(83,062)
As of December 31, 2024 and 2025, the Company’s valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities.
For the year ended December 31, 2024, the Company recorded a net valuation allowance increase of $0.7 million. The changes in the Company’s valuation allowance were recognized as a result of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. For the year ended December 31, 2025, the Company recorded a net valuation allowance increase of $1.4 million. The changes in the Company’s valuation allowance were recognized as a result of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Income Taxes (Continued)

At December 31, 2024 and 2025, the Company’s net deferred tax liabilities of approximately $54.4 million and $83.1 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effect on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.
The total state net operating losses are approximately $607.9 million. State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2026	$23,592	$22,458
2027	40,402	38,795
2028	47,292	44,776
2029	27,019	21,800
Thereafter through 2042	469,567	345,522

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.     Earnings per Share
The following table sets forth the income attributable to the Company from continuing operations, net of tax, and the Company’s common shares outstanding, and its participating securities outstanding. There were no contractual dividends paid for the years ended December 31, 2023, 2024, and 2025.

	Basic and Diluted EPS
	For the Year Ended December 31,
	2023	2024	2025
	(in thousands)
Income from continuing operations, net of tax	$110,471	$129,987	$214,533
Less: net income attributable to non-controlling interests	51,444	64,514	68,314
Income from continuing operations, net of tax, attributable to Select Medical’s common stockholders	59,027	65,473	146,219
Less: distributed and undistributed net income attributable to participating securities	2,127	2,319	3,354
Distributed and undistributed income from continuing operations, net of tax, attributable to common shares	$56,900	$63,154	$142,865
The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2023
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$56,900	123,105	$0.46
Participating securities	2,127	4,601	0.46
Total Company	$59,027

	For the Year Ended December 31, 2024
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$63,154	124,614	$0.51
Participating securities	2,319	4,576	0.51
Total Company	$65,473

	For the Year Ended December 31, 2025
	Income from Continuing Operations, Net of Tax, Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$142,865	122,647	$1.16
Participating securities	3,354	2,879	$1.16
Total Company	$146,219
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Commitments and Contingencies
Construction Commitments
At December 31, 2025, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $101.6 million.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Commitments and Contingencies (Continued)

Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In October and December 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended by a first amended complaint in October 2021 and by a second amended complaint in July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in the Company’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc., and Select Employment Services, Inc. The second amended complaint alleged that the defendants billed Federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. In June 2025, the U.S. District Court granted the Company’s motion to dismiss the second amended complaint, and allowed Ms. Kane a final opportunity to amend her lawsuit. In July 2025, Ms. Kane filed her third amended complaint, which contains substantially the same allegations as the second amended complaint. In August 2025, the Company filed a motion to dismiss the third amended complaint on multiple grounds. At this time, the Company is unable to predict the timing and outcome of this matter.
20.     Subsequent Events
On February 12, 2026, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about March 12, 2026, to stockholders of record as of the close of business on March 2, 2026.

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 19, 2026, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Income Tax Valuation Allowance
Year ended December 31, 2025	$15,230	$1,414	$—	$—	$16,644
Year ended December 31, 2024	$14,493	$737	$—	$—	$15,230
Year ended December 31, 2023	$16,858	$(2,365)	$—	$—	$14,493
_______________________________________________________________________________
(1)Includes valuation allowance reserves resulting from business combinations.
(2)Valuation allowance deductions relate to the disposition of certain subsidiaries.