Form 10-Q
period 2026-03-31
SELECT MEDICAL HOLDINGS CORP
filed 2026-04-30
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of March 31, 2026, Select Medical Holdings Corporation had outstanding 124,016,800 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2025	March 31, 2026
ASSETS
Current Assets:
Cash and cash equivalents	$26,523	$25,683
Accounts receivable	864,207	949,480
Prepaid income taxes	19,622	12,412
Other current assets	114,929	124,522
Total Current Assets	1,025,281	1,112,097
Operating lease right-of-use assets	957,904	1,042,220
Property and equipment, net	992,314	997,409
Goodwill	2,360,902	2,378,179
Identifiable intangible assets, net	100,800	99,864
Other assets	414,388	412,314
Total Assets	$5,851,589	$6,042,083
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$16,751	$19,394
Current operating lease liabilities	188,405	179,449
Current portion of long-term debt and notes payable	24,217	25,185
Accounts payable	157,063	166,467
Accrued and other liabilities	598,058	579,870
Total Current Liabilities	984,494	970,365
Non-current operating lease liabilities	835,362	931,195
Long-term debt, net of current portion	1,803,979	1,835,523
Non-current deferred tax liability	112,157	117,862
Other non-current liabilities	79,858	81,197
Total Liabilities	3,815,850	3,936,142
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	18,808	20,967
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 124,017,191 and 124,016,800 shares issued and outstanding at 2025 and 2026, respectively	124	124
Capital in excess of par	874,848	889,055
Retained earnings	837,016	872,222
Accumulated other comprehensive loss	(6,404)	(5,380)
Total Stockholders’ Equity	1,705,584	1,756,021
Non-controlling interests	311,347	328,953
Total Equity	2,016,931	2,084,974
Total Liabilities and Equity	$5,851,589	$6,042,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2026
Revenue	$1,353,172	$1,421,476
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,172,611	1,246,008
General and administrative	33,008	39,384
Depreciation and amortization	34,808	37,666
Total costs and expenses	1,240,427	1,323,058
Income from operations	112,745	98,418
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	12,512	12,011
Interest expense	(29,072)	(28,336)
Income before income taxes	96,185	82,093
Income tax expense	21,453	18,318
Net income	74,732	63,775
Less: Net income attributable to non-controlling interests	18,051	19,780
Net income attributable to Select Medical Holdings Corporation	$56,681	$43,995
Earnings per common share (Note 11):
Basic and diluted	$0.44	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2026
Net income	$74,732	$63,775
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap contract	(3,106)	709
Reclassification adjustment for losses included in net income	—	315
Net change, net of tax (expense) benefit of $981 and $(336)	(3,106)	1,024
Comprehensive income	71,626	64,799
Less: Comprehensive income attributable to non-controlling interests	18,051	19,780
Comprehensive income attributable to Select Medical Holdings Corporation	$53,575	$45,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2026

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	124,017	$124	$874,848	$837,016	$(6,404)	$1,705,584	$311,347	$2,016,931
Net income attributable to Select Medical Holdings Corporation				43,995		43,995		43,995
Net income attributable to non-controlling interests						—	18,299	18,299
Cash dividends declared for common stockholders ($0.0625 per share)				(7,751)		(7,751)		(7,751)
Issuance of restricted stock	1	0	0			—		—
Forfeitures of unvested restricted stock	(2)	0	0	0		—		—
Vesting of restricted stock			4,638			4,638		4,638
Issuance of non-controlling interests			9,569			9,569	13,673	23,242
Distributions to and purchases of non-controlling interests						—	(14,366)	(14,366)
Redemption value adjustment on non-controlling interests				(1,038)		(1,038)		(1,038)
Other comprehensive income					1,024	1,024		1,024
Balance at March 31, 2026	124,016	$124	$889,055	$872,222	$(5,380)	$1,756,021	$328,953	$2,084,974

	For the Three Months Ended March 31, 2025

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,963	$129	$911,080	$770,146	$—	$1,681,355	$305,573	$1,986,928
Net income attributable to Select Medical Holdings Corporation				56,681		56,681		56,681
Net income attributable to non-controlling interests						—	16,288	16,288
Cash dividends declared for common stockholders ($0.0625 per share)				(8,060)		(8,060)		(8,060)
Issuance of restricted stock	1	0	0			—		—
Vesting of restricted stock			3,892			3,892		3,892
Repurchase of common shares	(650)	(1)	(6,104)	(5,284)		(11,389)		(11,389)
Issuance of non-controlling interests						—	7,944	7,944
Distributions to and purchases of non-controlling interests						—	(12,183)	(12,183)
Redemption value adjustment on non-controlling interests				21		21		21
Other comprehensive loss					(3,106)	(3,106)		(3,106)
Balance at March 31, 2025	128,314	$128	$908,868	$813,504	$(3,106)	$1,719,394	$317,622	$2,037,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2026
Operating activities
Net income	$74,732	$63,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	20,145	14,043
Depreciation and amortization	34,808	37,666
Provision for expected credit losses	2,283	1,098
Equity in earnings of unconsolidated subsidiaries	(12,512)	(12,011)
(Gain) loss on sale or disposal of assets	(23)	48
Stock compensation expense	3,892	4,638
Amortization of debt discount and issuance costs	783	778
Deferred income taxes	(5,655)	6,336
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(89,083)	(86,370)
Other current assets	(12,230)	(10,563)
Other assets	2,127	5,092
Accounts payable	13,462	21,196
Accrued expenses	(36,186)	(7,866)
Net cash provided by (used in) operating activities	(3,457)	37,860
Investing activities
Business combinations, net of cash acquired	—	31
Purchases of property and equipment	(52,339)	(58,898)
Proceeds from sales of assets and business	24	2,212
Net cash used in investing activities	(52,315)	(56,655)
Financing activities
Borrowings on revolving facilities	405,000	250,000
Payments on revolving facilities	(330,000)	(225,000)
Payments on term loans	(2,625)	(2,625)
Borrowings of other debt	16,015	19,369
Principal payments on other debt	(7,729)	(9,903)
Dividends paid to common stockholders	(8,060)	(7,751)
Repurchases of common stock	(11,389)	—
Increase (decrease) in overdrafts	(5,120)	2,643
Proceeds from issuance of non-controlling interests	7,944	5,948
Distributions to and purchases of non-controlling interests	(14,745)	(14,726)
Net cash provided by financing activities	49,291	17,955
Net decrease in cash and cash equivalents	(6,481)	(840)
Cash and cash equivalents at beginning of period	59,694	26,523
Cash and cash equivalents at end of period	$53,213	$25,683
Supplemental information
Cash paid for interest	$23,772	$17,554
Cash paid for taxes	1,472	3,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Organization and Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings, Select, and Select’s subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of March 31, 2026, and for the three month periods ended March 31, 2025 and 2026, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2026.
On March 2, 2026, the Company entered into an agreement and plan of merger, by and among the Company, Stallion Intermediate Corporation, a Delaware corporation (“Parent”), and Stallion MergerSub Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) (as may be amended from time to time, the “Merger Agreement”), pursuant to which and subject to the terms and conditions therein, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Parent is a wholly-owned subsidiary of WCAS XIV, L.P., an investment fund affiliated with Welsh, Carson, Anderson & Stowe and a member of a consortium led by Robert A. Ortenzio, our Executive Chairman, Co-Founder and Director and Martin F. Jackson, our Senior Executive Vice President of Strategic Finance and Operations.
Upon completion of the Merger, each issued and outstanding share of Company common stock, par value $0.001 per share (subject to certain exceptions, including Rollover Shares, shares held by Parent or the Company as treasury stock or otherwise, and shares for which appraisal rights have been properly demanded), will be converted into the right to receive $16.50 per share in cash, without interest (the “Merger Consideration”). Immediately prior to the Effective Time, each share of common stock that is subject to forfeiture conditions (other than any such shares that are Rollover Shares (as defined in the Merger Agreement)) will vest in full and be treated the same as all other shares of common stock, entitling the holder thereof to receive the Merger Consideration.
Concurrently with the execution of the Merger Agreement, WCAS XIV, L.P. (in such capacity, the “Equity Investor”) committed to provide equity financing of up to $880.0 million to fund a portion of the Merger Consideration and related fees and expenses, on the terms and subject to the conditions set forth in an equity commitment letter. In addition, Parent has obtained committed debt financing pursuant to a debt commitment letter to fund the remaining portion of the amounts required to consummate the Merger. The Equity Investor (in such capacity, the “Guarantor”) also entered into a limited guaranty in favor of the Company, guaranteeing certain payment obligations of Parent and Merger Sub under the Merger Agreement, including payment of the termination fee that may be owed by Parent.
The completion of the Merger is subject to the receipt of required regulatory approvals, including certain healthcare regulatory approvals, the approval of the Company’s stockholders (including a separate majority vote of shares not beneficially owned by Parent, Merger Sub, the Rollover Holders (as defined in the Merger Agreement) or their respective affiliates), and other customary closing conditions. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on April 27, 2026. The Merger Agreement does not contain any financing condition. The Company currently expects to complete the Merger in the middle of 2026, although there can be no assurance that the Merger will occur in accordance with the expected plans or anticipated timeline, or at all.

The Merger Agreement contains certain customary termination rights for the Company and Parent, including, without limitation, a right for either party to terminate if the Merger is not completed on or before December 1, 2026, subject to an automatic extension until March 1, 2027, under certain circumstances specified in the Merger Agreement. Termination under specified circumstances will require the Company to pay Parent a termination fee of $66.5 million (the “Company Termination Fee”) or Parent to pay the Company a termination fee of $133.0 million. The Merger Agreement also provides that, in certain circumstances, each party may seek to compel the other parties to specifically perform their obligations under the Merger Agreement. If the Merger is consummated, the shares of common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.
2.    Accounting Policies
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 21% and 24% of the Company’s accounts receivable were due from Medicare at December 31, 2025, and March 31, 2026, respectively.
4.     Leases
The Company’s total lease cost is as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2026
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$58,983	$1,834	$60,817	$59,270	$1,834	$61,104
Finance lease cost:
Amortization of right-of-use assets	143	—	143	852	—	852
Interest on lease liabilities	239	—	239	1,209	—	1,209
Variable lease cost	12,433	—	12,433	13,461	—	13,461
Sublease income	(1,631)	—	(1,631)	(1,912)	—	(1,912)
Total lease cost	$70,167	$1,834	$72,001	$72,880	$1,834	$74,714

5.     Accrued and Other Liabilities
The following table sets forth the components of accrued and other liabilities on the Condensed Consolidated Balance Sheets:

	December 31, 2025	March 31, 2026

Accrued payroll	$188,977	$153,665
Accrued vacation	129,473	134,246
Accrued interest	4,300	12,806
Accrued other	274,082	277,069
Income taxes payable	1,226	2,084
Accrued and other liabilities	$598,058	$579,870
6.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on the Select term loan, which bears interest at a rate that is indexed to one-month Term Secured Overnight Financing Rate (“SOFR”). The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. During the three months ended March 31, 2025, the Company entered into an interest rate cap with a scheduled maturity of March 31, 2028. The interest rate cap limits the Company’s exposure to increases in the variable rate index to 4.5% on $1.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 4.5%. The interest rate cap has a deferred premium that the Company will pay monthly over the term of the agreement. The annual premium is equal to 0.3300% of the notional amount, or approximately $3.3 million.
The interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when the variable rate index exceeds 4.5%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive loss and into interest expense when the hedged interest obligations affect earnings.
The following table outlines the changes in accumulated other comprehensive loss, net of tax, during the periods presented:

	Three Months Ended March 31,
	2025	2026
	(in thousands)
Balance as of January 1	$—	$(6,404)
Gain (loss) on interest rate cap cash flow hedge	(3,106)	709
Amounts reclassified from accumulated other comprehensive loss	—	315
Balance as of March 31	$(3,106)	$(5,380)
The effects on net income of amounts reclassified from accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,
Statement of Operations	2025	2026
	(in thousands)
Losses included in interest expense	$—	$(419)
Income tax benefit	—	104
Amounts reclassified from accumulated other comprehensive loss	$—	$(315)
The Company expects that approximately $3.3 million of estimated pre-tax losses will be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months.
Refer to Note 7 – Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate cap contract and its balance sheet classification.

7.     Fair Value of Financial Instruments
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2025	March 31, 2026
Liability:			(in thousands)
Interest rate cap contract, current portion	Accrued other	Level 2	$3,223	$3,001
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	3,042	1,499
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

		December 31, 2025		March 31, 2026
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$540,695	$537,262	$541,028	$522,346
Credit facilities:
Revolving facility	Level 2	100,000	98,500	125,000	122,500
Term loan	Level 2	1,032,400	1,036,901	1,030,083	1,030,395
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.
8.     Long-Term Debt and Notes Payable
As of March 31, 2026, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Discount	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$550,000	$—	$(8,972)	$541,028	$522,346
Credit facilities:
Revolving facility	125,000	—	—	125,000	122,500
Term loan	1,036,875	(2,193)	(4,599)	1,030,083	1,030,395
Other debt, including finance leases	165,388	—	(791)	164,597	164,597
Total debt	$1,877,263	$(2,193)	$(14,362)	$1,860,708	$1,839,838

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$—	$—	$550,000	$550,000
Credit facilities:
Revolving facility	—	—	—	125,000	—	—	125,000
Term loan	7,875	10,500	10,500	10,500	10,500	987,000	1,036,875
Other debt, including finance leases	14,269	2,375	1,599	2,145	2,379	142,621	165,388
Total debt	$22,144	$12,875	$12,099	$137,645	$12,879	$1,679,621	$1,877,263
As of December 31, 2025, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Discount	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$550,000	$—	$(9,305)	$540,695	$537,262
Credit facilities:
Revolving facility	100,000	—	—	100,000	98,500
Term loan	1,039,500	(2,293)	(4,807)	1,032,400	1,036,901
Other debt, including finance leases	155,914	—	(813)	155,101	155,101
Total debt	$1,845,414	$(2,293)	$(14,925)	$1,828,196	$1,827,764
9.     Segment Information
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
The Company’s chief operating decision maker is its Executive Chairman. The chief operating decision maker uses Adjusted EBITDA in the annual budgeting and forecasting process. The chief operating decision maker considers budget-to-actual variances when making decisions about the allocation of operating and capital resources to each segment. The chief operating decision maker also uses segment Adjusted EBITDA to assess the performance of each segment by comparing the results of each segment to one another and to each segment’s budget. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, take private transaction costs, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. The Company has provided additional information regarding its reportable segments, such as total assets, which contributes to the understanding of the Company and provides useful information to the users of the consolidated financial statements.
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended March 31, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$637,030	$307,388	$307,342	$101,412	$1,353,172
Personnel expense	348,548	170,810	219,438
Other segment items (1)	201,833	66,154	63,631
Adjusted EBITDA	86,649	70,424	24,273
Total assets	2,696,663	1,405,911	1,415,655	177,774	5,696,003
Capital expenditures	16,671	25,925	9,047	696	52,339

	Three Months Ended March 31, 2026
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$638,776	$351,942	$321,300	$109,458	$1,421,476
Personnel expense	359,352	193,402	233,741
Other segment items (1)	205,991	77,462	65,575
Adjusted EBITDA	73,433	81,078	21,984
Total assets	2,798,255	1,668,331	1,396,662	178,835	6,042,083
Capital expenditures	13,804	34,944	8,692	1,458	58,898
_______________________________________________________________________________
(1)    Other segment items consist of facilities expense, other operating expenses, and other operating income.
A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31,
	2025	2026
	(in thousands)
Adjusted EBITDA - Critical Illness Recovery Hospital Segment	$86,649	$73,433
Adjusted EBITDA - Rehabilitation Hospital Segment	70,424	81,078
Adjusted EBITDA - Outpatient Rehabilitation Segment	24,273	21,984
Other revenue	101,412	109,458
Other cost of services (1)	(101,412)	(109,458)
Other general and administrative expenses (1)	(29,901)	(34,927)
Depreciation and amortization	(34,808)	(37,666)
Stock compensation expense	(3,892)	(4,638)
Take private transaction costs	—	(846)
Equity in earnings of unconsolidated subsidiaries	12,512	12,011
Interest expense	(29,072)	(28,336)
Income before income taxes	$96,185	$82,093
_______________________________________________________________________________
(1)    Exclusive of depreciation, amortization and stock compensation expense.
10.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three months ended March 31, 2025 and 2026:

	Three Months Ended March 31, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$203,864	$141,341	$45,100	$—	$390,305
Non-Medicare	432,185	153,040	244,444	—	829,669
Total patient services revenues	636,049	294,381	289,544	—	1,219,974
Other revenue	981	13,007	17,798	101,412	133,198
Total revenue	$637,030	$307,388	$307,342	$101,412	$1,353,172

	Three Months Ended March 31, 2026
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$215,794	$171,301	$49,450	$—	$436,545
Non-Medicare	422,146	166,862	253,042	—	842,050
Total patient services revenues	637,940	338,163	302,492	—	1,278,595
Other revenue	836	13,779	18,808	109,458	142,881
Total revenue	$638,776	$351,942	$321,300	$109,458	$1,421,476

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three months ended March 31, 2025 and 2026.
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

	Basic and Diluted EPS
	Three Months Ended March 31,
	2025	2026
	(in thousands)
Net income	$74,732	$63,775
Less: net income attributable to non-controlling interests	18,051	19,780
Net income attributable to Select Medical Holdings Corporation’s common stockholders	56,681	43,995
Less: distributed and undistributed net income attributable to participating securities	1,145	1,191
Distributed and undistributed income attributable to common shares	$55,536	$42,804
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended March 31,
	2025			2026
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$55,536	126,205	$0.44	$42,804	120,661	$0.35
Participating securities	1,145	2,602	$0.44	1,191	3,356	$0.35
Total Company	$56,681			$43,995
_______________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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
Physical Therapy Billing. On October 7, 2021, the Company received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from the Company. In October and December 2021, the DOJ requested, and the Company furnished, records relating to six of the Company’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of the Company’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by the Company’s outpatient therapy clinics and Concentra Group Holdings Parent, Inc. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended by a first amended complaint in October 2021 and by a second amended complaint in July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in the Company’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc., and Select Employment Services, Inc. The second amended complaint alleged that the defendants billed federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. In June 2025, the U.S. District Court granted the Company’s motion to dismiss the second amended complaint, and allowed Ms. Kane a final opportunity to amend her lawsuit. In July 2025, Ms. Kane filed her third amended complaint, which contains substantially the same allegations as the second amended complaint, and in August 2025, the Company filed a motion to dismiss the third amended complaint on multiple grounds. In March 2026, the U.S. District Court dismissed with prejudice Ms. Kane’s unskilled therapy billing allegations, and dismissed without prejudice but without leave to amend in this case all Ms. Kane’s claims related to the Company’s clinics outside the metro Tampa, Florida area, but denied the Company’s motion to dismiss Ms. Kane’s allegations related to billing for one-on-one therapy services at the Company’s clinics in the metro Tampa, Florida area. At this time, the Company is unable to predict the timing and outcome of this matter.
13.     Subsequent Events
On April 29, 2026, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about May 28, 2026, to stockholders of record as of the close of business on May 14, 2026.

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
•political instability, conflicts (such as the ongoing war between Russia and Ukraine, conflicts in the Middle East, tensions between China and Taiwan, and recent U.S. military action in Venezuela), and government shutdowns, civil disturbances, and international events;
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
•the proposed Merger, including the ability of the parties to consummate the proposed Merger, if at all, on the anticipated terms and timing, including obtaining the stockholder and regulatory approvals, and the satisfaction of other conditions to the completion of the proposed Merger;
•potential payment of the termination fees under specified circumstances if the Merger Agreement is terminated;
•the outcome of any current or potential litigation against us, and members of our Board of Directors relating to the proposed Merger;
•competition may limit our ability to grow and result in a decrease in our revenue and profitability;
•the loss of key members of our management team could significantly disrupt our operations;
•the effect of claims asserted against us could subject us to substantial uninsured liabilities;
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and
•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in our Quarterly Report on Form 10-Q.
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

Overview
We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics in the United States. As of March 31, 2026, we had operations in 38 states and the District of Columbia. We operated 103 critical illness recovery hospitals in 28 states, 41 rehabilitation hospitals in 15 states, and 1,912 outpatient rehabilitation clinics in 37 states and the District of Columbia.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, and the outpatient rehabilitation segment. We had revenue of $1,421.5 million for the three months ended March 31, 2026. Of this total, we earned approximately 45% of our revenue from our critical illness recovery hospital segment, approximately 25% from our rehabilitation hospital segment, and approximately 23% from our outpatient rehabilitation segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services.
On March 2, 2026, the Company entered into an agreement and plan of merger, by and among the Company, Stallion Intermediate Corporation, a Delaware corporation (“Parent”), and Stallion MergerSub Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) (as may be amended from time to time, the “Merger Agreement”), pursuant to which and subject to the terms and conditions therein, at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Parent is a wholly-owned subsidiary of WCAS XIV, L.P., an investment fund affiliated with Welsh, Carson, Anderson & Stowe and a member of a consortium led by Robert A. Ortenzio, our Executive Chairman, Co-Founder and Director and Martin F. Jackson, our Senior Executive Vice President of Strategic Finance and Operations.
Upon completion of the Merger, each issued and outstanding share of Company common stock, par value $0.001 per share (subject to certain exceptions, including Rollover Shares, shares held by Parent or the Company as treasury stock or otherwise, and shares for which appraisal rights have been properly demanded), will be converted into the right to receive $16.50 per share in cash, without interest (the “Merger Consideration”). Immediately prior to the Effective Time, each share of common stock that is subject to forfeiture conditions (other than any such shares that are Rollover Shares (as defined in the Merger Agreement)) will vest in full and be treated the same as all other shares of common stock, entitling the holder thereof to receive the Merger Consideration.
Concurrently with the execution of the Merger Agreement, WCAS XIV, L.P. (in such capacity, the “Equity Investor”) committed to provide equity financing of up to $880.0 million to fund a portion of the Merger Consideration and related fees and expenses, on the terms and subject to the conditions set forth in an equity commitment letter. In addition, Parent has obtained committed debt financing pursuant to a debt commitment letter to fund the remaining portion of the amounts required to consummate the Merger. The Equity Investor (in such capacity, the “Guarantor”) also entered into a limited guaranty in favor of the Company, guaranteeing certain payment obligations of Parent and Merger Sub under the Merger Agreement, including payment of the termination fee that may be owed by Parent.
The completion of the Merger is subject to the receipt of required regulatory approvals, including certain healthcare regulatory approvals, the approval of the Company’s stockholders (including a separate majority vote of shares not beneficially owned by Parent, Merger Sub, the Rollover Holders (as defined in the Merger Agreement) or their respective affiliates), and other customary closing conditions. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on April 27, 2026. The Merger Agreement does not contain any financing condition. The Company currently expects to complete the Merger in the middle of 2026, although there can be no assurance that the Merger will occur in accordance with the expected plans or anticipated timeline, or at all.
The Merger Agreement contains certain customary termination rights for the Company and Parent, including, without limitation, a right for either party to terminate if the Merger is not completed on or before December 1, 2026, subject to an automatic extension until March 1, 2027, under certain circumstances specified in the Merger Agreement. Termination under specified circumstances will require the Company to pay Parent a termination fee of $66.5 million (the “Company Termination Fee”) or Parent to pay the Company a termination fee of $133.0 million. The Merger Agreement also provides that, in certain circumstances, each party may seek to compel the other parties to specifically perform their obligations under the Merger Agreement. If the Merger is consummated, the shares of common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.

Non-GAAP Measure
We believe that the presentation of Adjusted EBITDA, as defined below, is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our segments. Adjusted EBITDA is not a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation, or as an alternative to, or substitute for, net income, income from operations before other income and expense, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying definitions, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.
We define Adjusted EBITDA as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, take private transaction costs, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. We will refer to Adjusted EBITDA throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2026
	(in thousands)
Net income	$74,732	$63,775
Income tax expense	21,453	18,318
Interest expense	29,072	28,336
Equity in earnings of unconsolidated subsidiaries	(12,512)	(12,011)
Income from operations	112,745	98,418
Stock compensation expense:
Included in general and administrative	3,108	3,609
Included in cost of services	784	1,029
Depreciation and amortization	34,808	37,666
Take private transaction costs	—	846
Adjusted EBITDA	$151,445	$141,568

Summary Financial Results
Three Months Ended March 31, 2026
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended March 31, 2026
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$638,776	$351,942	$321,300	$109,458	$1,421,476
Operating expenses	(565,343)	(270,864)	(299,316)	(149,869)	(1,285,392)
Depreciation and amortization	(17,651)	(9,215)	(9,149)	(1,651)	(37,666)
Income (loss) from operations	$55,782	$71,863	$12,835	$(42,062)	$98,418
Depreciation and amortization	17,651	9,215	9,149	1,651	37,666
Take private transaction costs	—	—	—	846	846
Stock compensation expense	—	—	—	4,638	4,638
Adjusted EBITDA	$73,433	$81,078	$21,984	$(34,927)	$141,568
Adjusted EBITDA margin	11.5%	23.0%	6.8%	N/M	10.0%

	Three Months Ended March 31, 2025
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
	(in thousands)
Revenue	$637,030	$307,388	$307,342	$101,412	$1,353,172
Operating expenses	(550,381)	(236,964)	(283,069)	(135,205)	(1,205,619)
Depreciation and amortization	(16,648)	(7,378)	(9,052)	(1,730)	(34,808)
Income (loss) from operations	$70,001	$63,046	$15,221	$(35,523)	$112,745
Depreciation and amortization	16,648	7,378	9,052	1,730	34,808
Stock compensation expense	—	—	—	3,892	3,892
Adjusted EBITDA	$86,649	$70,424	$24,273	$(29,901)	$151,445
Adjusted EBITDA margin	13.6%	22.9%	7.9%	N/M	11.2%
Net income was $63.8 million for the three months ended March 31, 2026, compared to $74.7 million for the three months ended March 31, 2025.
The following table summarizes the changes in our segment performance measures for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Other	Total
Change in revenue	0.3%	14.5%	4.5%	7.9%	5.0%
Change in income from operations	(20.3)%	14.0%	(15.7)%	N/M	(12.7)%
Change in Adjusted EBITDA	(15.3)%	15.1%	(9.4)%	N/M	(6.5)%
_______________________________________________________________________________
N/M    Not meaningful.

Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report, or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services (“HHS”) and CMS. Revenue generated directly from the Medicare program represented approximately 31% and 29% of our revenue for the three months ended March 31, 2026, and for the year ended December 31, 2025, respectively.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (Pub. L. No. 119-21) (“OBBBA”) into law. OBBBA made several significant changes to Medicaid funding and coverage requirements that will impact many health care providers. The Congressional Budget Office (“CBO”) estimates that OBBBA will reduce federal funding for Medicaid and the Children’s Health Insurance Program by approximately $1 trillion over the next 10 years. The OBBBA includes significant changes to Medicaid provider taxes, provider tax waivers, and state directed payments (“SDPs”). On January 29, 2026, CMS issued a final rule titled "Preserving Medicaid Funding for Vulnerable Populations - Closing a Health Care-Related Tax Loophole.” Effective April 3, 2026, the rule finalizes and codifies proposed regulations under the OBBBA to close a loophole that currently allows some health care-related taxes, especially taxes on managed care organizations, to be imposed at higher tax rates on Medicaid taxable units than non-Medicaid taxable units. It is likely that some states will need to reform their Medicaid programs to account for the reduced federal funding under the OBBBA. Responses by affected states could include adjustments to provider tax assessments, cuts to their Medicaid reimbursement rates for providers, or eliminating Medicaid coverage for certain optional services or patient populations. On February 2, 2026, CMS issued updated guidance addressing the new limits in OBBBA on SDPs for inpatient hospital services, outpatient hospital services, nursing facility services, and qualified practitioner services at academic medical centers. Medicaid programs use SDPs to increase Medicaid managed care organization payment rates for certain services. Section 71116 of OBBBA requires CMS to limit SDP payment rates for the specified services to 100% of the Medicare rate in Medicaid expansion states and 110% of the Medicare rate in non-expansion states. The updated guidance states that CMS intends to issue a proposed rule to implement OBBBA’s new limits on SDPs, and this rule could extend the limits on SDPs for other services beyond the four services mandated by Section 71116 of OBBBA. In addition, the updated guidance expands the time-period slightly to determine whether a state’s SDP is eligible for the temporary grandfathering provision in OBBBA that allows certain existing SDPs to exceed the new limits until the first rating period that begins on or after January 1, 2028. At this time, we cannot estimate the OBBBA’s impact, nor can we predict the timing of that impact, on our future financial condition or results of operations; however, we may experience decreased reimbursement from governmental health care programs as a result of OBBBA, including the law’s changes to Medicaid provider taxes and SDPs. Additionally, as discussed below under the “Medicare Reimbursement of Outpatient Rehabilitation Clinic Services,” CMS implemented a statutory increase of 2.5% to the calendar year 2026 Medicare physician fee schedule (“MPFS”) conversion factor, as required by the OBBBA.
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
Fiscal Year 2025. On August 28, 2024, CMS published a final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2025 (affecting discharges and cost reporting periods beginning on or after October 1, 2024, through September 30, 2025). Certain errors in the final rule were corrected in a document published on October 2, 2024. In an interim final action document published on October 3, 2024, CMS also made modifications to the fiscal year 2025 policies and payment rates as a result of a decision issued by the United States Court of Appeals for the District of Columbia Circuit. The standard federal rate for fiscal year 2025 was set at $49,383, an increase from the standard federal rate applicable during fiscal year 2024 of $48,117. The update to the standard federal rate for fiscal year 2025 included a market basket increase of 3.5%, less a productivity adjustment of 0.5%. The standard federal rate also included an area wage budget neutrality factor of 0.9964315. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $77,048, an increase from the fixed-loss amount in the 2024 fiscal year of $59,873. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $46,217, an increase from the fixed-loss amount in the 2024 fiscal year of $42,750.
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
Fiscal Year 2027. On April 14, 2026, CMS published a proposed rule to update policies and payment rates for the LTCH-PPS for fiscal year 2027 (affecting discharges and cost reporting periods beginning on or after October 1, 2026, through September 30, 2027). The proposed standard federal rate for fiscal year 2027 is $52,177, an increase from the standard federal rate applicable during fiscal year 2026 of $50,825. The proposed update to the standard federal rate for fiscal year 2027 includes a market basket increase of 3.2%, less a productivity adjustment of 0.8%. The proposed standard federal rate also includes an area wage budget neutrality factor of 1.0025505. The proposed fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $78,936, which is the same fixed-loss amount CMS adopted for fiscal year 2026. The proposed fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $51,679, an increase from the fixed-loss amount in the 2026 fiscal year of $40,397.
Criteria for Reconciliation of Outlier Payments
Under the LTCH-PPS, CMS makes two types of outlier payments to LTCHs. First, CMS makes additional payments to LTCHs for high cost outlier cases that have extraordinarily high costs relative to the costs of most discharges. For these cases, CMS sets a fixed-loss amount each year that represents the maximum loss an LTCH will incur for a case before qualifying for a high cost outlier payment. A high cost outlier threshold equal to the LTCH-PPS adjusted federal payment for the case plus the fixed-loss amount determines when Medicare pays a high cost outlier payment. Such payments are based on 80% of the estimated cost of the case above the high cost outlier threshold. Second, CMS reduces payments to LTCHs for patients with a relatively short stay, which is defined as a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular “MS-LTC-DRG”, which is a Medicare severity long-term diagnosis-related group for LTCHs. Short stay outlier cases are paid using a per diem rate based on 120% of the MS-LTC-DRG specific per diem amount and an inpatient prospective payment system per diem amount.
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

On April 26, 2024, CMS issued new guidance in Transmittal 12594 changing the criteria for LTCH outlier reconciliations. CMS modified the first criterion to a change in the LTCH’s CCR of 20 percent or more from the CCR used to make outlier payments during the cost reporting period. CMS did not change the second criterion for reconciliation that the LTCH must have received at least $500,000 in outlier payments during the cost reporting period. CMS added a new requirement that every new LTCH will be subject to outlier reconciliation. The revised policy was scheduled to be effective for cost reporting periods beginning on or after October 1, 2024. However, CMS issued Transmittal 13428 on September 22, 2025, to delay the effective date by one year, for cost reporting periods beginning on or after October 1, 2025. MACs should receive the first cost reports subject to the revised policy in March 2027.
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
Fiscal Year 2027. On April 6, 2026, CMS published a proposed rule to update policies and payment rates for the IRF-PPS for fiscal year 2027 (affecting discharges and cost reporting periods beginning on or after October 1, 2026, through September 30, 2027). The standard payment conversion factor for discharges for fiscal year 2027 would be set at $19,881, an increase from the standard payment conversion factor applicable during fiscal year 2026 of $19,371. The update to the standard payment conversion factor for fiscal year 2027, if adopted, would include a market basket increase of 3.2%, less a productivity adjustment of 0.8%. CMS proposed to decrease the outlier threshold amount for fiscal year 2027 to $8,689 from $10,141 established in the final rule for fiscal year 2026.
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a detailed discussion of Medicare reimbursement that affects our outpatient rehabilitation clinic operations in Part I — Business — Government Regulations. Outpatient rehabilitation providers enroll in Medicare as a rehabilitation agency, a clinic, or a public health agency. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule.
For calendar year 2025, CMS reduced Medicare payments for the physical and occupational therapy services we provide by approximately 3%.
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
The increase to the conversion factors is mitigated by a new -2.5% efficiency adjustment applied to certain work relative value units (“RVUs”) for certain non-time-based services and an update to the practice expense RVU methodology. The efficiency adjustment reduces PFS payments for certain non-time-based codes, some of which are used by our physical and occupational therapists. The new practice expense methodology reduces certain facility practice expense RVUs allocated based on work RVUs.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
Our Annual Report on Form 10-K for the year ended December 31, 2025, contains a detailed discussion of Medicare regulations concerning services provided by physical therapy assistants and occupational therapy assistants in Part I — Business — Government Regulations and in Part II — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes. There have been no significant updates to these regulations subsequently.
New Provider-Based Attestation and Separate NPI Requirements for Off-Campus Outpatient Departments
CMS requires that off-campus outpatient departments meet the provider-based entity requirements at 42 C.F.R. § 413.65. CMS currently allows providers to submit a voluntary attestation of compliance with the applicable provider-based entity requirements. However, section 6225 of the Consolidated Appropriations Act, 2026 (“CAA”) (Pub. L. No. 119-75) added a new mandatory provider-based entity attestation requirement for off-campus outpatient departments. Subject to new CMS regulations implementing the CAA, after January 1, 2028, Medicare will not pay for services and items under the Outpatient Prospective Payment System (“OPPS”) or the MPFS provided by an off-campus outpatient department of a provider, unless: (1) the provider submits an attestation confirming that its off-campus outpatient department complies with the Medicare provider-based entity regulation, and (2) the off-campus outpatient department has its own National Provider Identifier (“NPI”) and bills for services under that NPI. The CAA requires that CMS conduct rulemaking to implement these new requirements. That rulemaking should address how frequently a provider must submit subsequent attestations of continued compliance with the provider-based entity requirements. Many of our outpatient rehabilitation clinics are off-campus provider-based departments of our rehabilitation hospitals. Subject to CMS rulemaking, we expect that these off-campus outpatient departments will need to comply with the new attestation and NPI requirements to continue receiving payment under the MPFS after January 1, 2028.
New CMS Fraud Initiatives
CMS is implementing several new initiatives to prevent fraud, waste, and abuse in the Medicare program. On February 25, 2026, CMS issued a request for information (“RFI”) for the Comprehensive Regulations to Uncover Suspicious Healthcare (“CRUSH”) initiative. The RFI seeks input on potential regulatory or policy changes to address fraud in Medicare, Medicaid, Medicare Advantage, and other federal health care programs. As part of the CRUSH initiative, CMS is considering modifications to program integrity requirements, enhanced identity proofing and ownership requirements, reducing the claim filing deadline for high-risk items and services, and using artificial intelligence to increase the efficiency and accuracy of hospital billing. The policies developed under this initiative could increase the administrative burden for our providers.
The CMS Innovation Center also launched the Wasteful and Inappropriate Service Reduction (“WISeR”) model on January 1, 2026, in six states (New Jersey, Ohio, Oklahoma, Texas, Arizona, and Washington). The WISeR model, which is scheduled to run until December 31, 2031, uses artificial intelligence and other enhanced technologies to conduct medical necessity reviews of certain services and items with historically elevated risk of fraud, including skin and tissue substitutes, implantation of electrical nerve stimulators, and knee arthroscopy for knee osteoarthritis. Providers in the selected states will need to obtain prior authorization from the technology company contractor, known as the WISeR participant, for the selected services. If the provider does not request prior authorization, the WISeR participant will conduct a pre-payment medical review. WISeR participants use enhanced technologies, including artificial intelligence, for these tasks. The WISeR model could increase the administrative burdens for our providers in the selected states.

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

	Three Months Ended March 31,
	2025	2026
Critical illness recovery hospital data:
Number of consolidated hospitals—start of period(1)	104	104
Number of hospitals acquired	—	—
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	(1)
Number of consolidated hospitals—end of period(1)	104	103
Available licensed beds(3)	4,432	4,380
Admissions(3)(4)	9,351	9,449
Patient days(3)(5)	291,324	284,936
Average length of stay (days)(3)(6)	32	31
Revenue per patient day(3)(7)	$2,179	$2,234
Occupancy rate(3)(8)	73%	72%
Percent patient days—Medicare(3)(9)	35%	37%
Rehabilitation hospital data:
Number of consolidated hospitals—start of period(1)	23	26
Number of hospitals acquired	—	—
Number of hospital start-ups	—	1
Number of hospitals closed/sold	—	—
Number of consolidated hospitals—end of period(1)	23	27
Number of unconsolidated hospitals managed—end of period(2)	12	14
Total number of hospitals (all)—end of period	35	41
Available licensed beds - consolidated hospitals(3)	1,657	1,873
Available licensed beds - unconsolidated hospitals managed(12)	652	765
Admissions(3)(4)	8,848	9,999
Patient days(3)(5)	122,822	138,133
Average length of stay (days)(3)(6)	14	14
Revenue per patient day(3)(7)	$2,234	$2,296
Occupancy rate(3)(8)	82%	83%
Percent patient days—Medicare(3)(9)	50%	53%
Outpatient rehabilitation data:
Number of consolidated clinics—start of period	1,617	1,617
Number of clinics acquired	—	—
Number of clinic start-ups	9	4
Number of clinics closed/sold	(12)	(14)
Number of consolidated clinics—end of period	1,614	1,607
Number of unconsolidated clinics managed—end of period	297	305
Total number of clinics (all)—end of period	1,911	1,912
Number of visits(3)(10)	2,709,964	2,831,858
Revenue per visit(3)(11)	$102	$102

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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2026
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	86.7	87.7
General and administrative	2.4	2.8
Depreciation and amortization	2.6	2.6
Total costs and expenses	91.7	93.1
Income from operations	8.3	6.9
Equity in earnings of unconsolidated subsidiaries	0.9	0.8
Interest expense	(2.1)	(1.9)
Income before income taxes	7.1	5.8
Income tax expense	1.6	1.3
Net income	5.5	4.5
Net income attributable to non-controlling interests	1.3	1.4
Net income attributable to Select Medical Holdings Corporation	4.2%	3.1%
_______________________________________________________________________________
(1)Cost of services includes personnel expense, facilities expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2025	2026	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$637,030	$638,776	0.3%
Rehabilitation hospital	307,388	351,942	14.5
Outpatient rehabilitation	307,342	321,300	4.5
Other(1)	101,412	109,458	7.9
Total Company	$1,353,172	$1,421,476	5.0%
Income (loss) from operations:
Critical illness recovery hospital	$70,001	$55,782	(20.3)%
Rehabilitation hospital	63,046	71,863	14.0
Outpatient rehabilitation	15,221	12,835	(15.7)
Other(1)	(35,523)	(42,062)	N/M
Total Company	$112,745	$98,418	(12.7)%
Adjusted EBITDA:
Critical illness recovery hospital	$86,649	$73,433	(15.3)%
Rehabilitation hospital	70,424	81,078	15.1
Outpatient rehabilitation	24,273	21,984	(9.4)
Other(1)	(29,901)	(34,927)	N/M
Total Company	$151,445	$141,568	(6.5)%
Adjusted EBITDA margins:
Critical illness recovery hospital	13.6%	11.5%
Rehabilitation hospital	22.9	23.0
Outpatient rehabilitation	7.9	6.8
Other(1)	N/M	N/M
Total Company	11.2%	10.0%
Total assets:
Critical illness recovery hospital	$2,696,663	$2,798,255
Rehabilitation hospital	1,405,911	1,668,331
Outpatient rehabilitation	1,415,655	1,396,662
Other(1)	177,774	178,835
Total Company	$5,696,003	$6,042,083
Purchases of property and equipment:
Critical illness recovery hospital	$16,671	$13,804
Rehabilitation hospital	25,925	34,944
Outpatient rehabilitation	9,047	8,692
Other(1)	696	1,458
Total Company	$52,339	$58,898
_______________________________________________________________________________
(1)    Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M    Not meaningful.

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
For the three months ended March 31, 2026, we had revenue of $1,421.5 million and income from operations of $98.4 million, as compared to revenue of $1,353.2 million and income from operations of $112.7 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, Adjusted EBITDA was $141.6 million, with an Adjusted EBITDA margin of 10.0%, as compared to Adjusted EBITDA of $151.4 million and an Adjusted EBITDA margin of 11.2% for the three months ended March 31, 2025.
Revenue
Critical Illness Recovery Hospital Segment.    Revenue increased 0.3% to $638.8 million for the three months ended March 31, 2026, compared to $637.0 million for the three months ended March 31, 2025. Our revenue per patient day increased 2.5% to $2,234 for the three months ended March 31, 2026, compared to $2,179 for the three months ended March 31, 2025. Our patient days were 284,936 for the three months ended March 31, 2026, compared to 291,324 days for the three months ended March 31, 2025. Occupancy in our critical illness recovery hospitals was 72% and 73% for the three months ended March 31, 2026 and 2025, respectively.
Rehabilitation Hospital Segment.    Revenue increased 14.5% to $351.9 million for the three months ended March 31, 2026, compared to $307.4 million for the three months ended March 31, 2025. The increase in revenue was principally attributable to patient days, which increased 12.5% to 138,133 days for the three months ended March 31, 2026, compared to 122,822 days for the three months ended March 31, 2025. Revenue per patient day increased 2.8% to $2,296 for the three months ended March 31, 2026, compared to $2,234 for the three months ended March 31, 2025. Occupancy in our rehabilitation hospitals was 83% and 82% for the three months ended March 31, 2026 and 2025, respectively.
Outpatient Rehabilitation Segment.    Revenue increased 4.5% to $321.3 million for the three months ended March 31, 2026, compared to $307.3 million for the three months ended March 31, 2025. The increase in revenue was attributable to patient visits, which increased 4.5% to 2,831,858 visits for the three months ended March 31, 2026, compared to 2,709,964 visits for the three months ended March 31, 2025. Our revenue per visit was $102 for both the three months ended March 31, 2026 and 2025.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,285.4 million, or 90.5% of revenue, for the three months ended March 31, 2026, compared to $1,205.6 million, or 89.1% of revenue, for the three months ended March 31, 2025. Our cost of services, a major component of which is labor expense, was $1,246.0 million, or 87.7% of revenue, for the three months ended March 31, 2026, compared to $1,172.6 million, or 86.7% of revenue, for the three months ended March 31, 2025. The increase in our cost of services relative to our revenue was principally attributable to the operating performance of our Critical Illness Recovery Hospital and Outpatient Rehabilitation segments. General and administrative expenses were $39.4 million, or 2.8% of revenue, for the three months ended March 31, 2026, compared to $33.0 million, or 2.4% of revenue, for the three months ended March 31, 2025. The increase in general and administrative expenses was principally attributable to an increase in personnel expense, partially due to the timing of accrued bonuses and a decrease in support services costs charged to Concentra Group Holdings Parent, Inc. under the transition services agreement.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA was $73.4 million for the three months ended March 31, 2026, compared to $86.6 million for the three months ended March 31, 2025. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 11.5% for the three months ended March 31, 2026, compared to 13.6% for the three months ended March 31, 2025. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were principally attributable to the increase in personnel expense exceeding the increase in revenue during the quarter.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 15.1% to $81.1 million for the three months ended March 31, 2026, compared to $70.4 million for the three months ended March 31, 2025. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 23.0% for the three months ended March 31, 2026, compared to 22.9% for the three months ended March 31, 2025. The increase in our Adjusted EBITDA for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was principally attributable to an increase in revenue.

Outpatient Rehabilitation Segment.    Adjusted EBITDA was $22.0 million for the three months ended March 31, 2026, compared to $24.3 million for the three months ended March 31, 2025. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 6.8% for the three months ended March 31, 2026, compared to 7.9% for the three months ended March 31, 2025. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were principally attributable to an increase in personnel expense, partially offset by an increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense was $37.7 million for the three months ended March 31, 2026, compared to $34.8 million for the three months ended March 31, 2025.
Income from Operations
For the three months ended March 31, 2026, we had income from operations of $98.4 million, compared to $112.7 million for the three months ended March 31, 2025. The decrease in income from operations is attributable to a decrease in the Adjusted EBITDA of our Critical Illness Recovery Hospital and Outpatient Rehabilitation segments and an increase in general and administrative expenses, partially offset by an increase in Adjusted EBITDA within our Rehabilitation Hospital segment.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended March 31, 2026, we had equity in earnings of unconsolidated subsidiaries of $12.0 million, compared to $12.5 million for the three months ended March 31, 2025.
Interest
Interest expense was $28.3 million for the three months ended March 31, 2026, compared to $29.1 million for the three months ended March 31, 2025.
Income Tax Expense
We recorded income tax expense of $18.3 million for the three months ended March 31, 2026, which represented an effective tax rate of 22.3%. We recorded income tax expense of $21.5 million for the three months ended March 31, 2025, which represented an effective tax rate of 22.3%.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Three Months Ended March 31,
	2025	2026
	(in thousands)
Net cash provided by (used in) operating activities	$(3,457)	$37,860
Net cash used in investing activities	(52,315)	(56,655)
Net cash provided by financing activities	49,291	17,955
Net decrease in cash and cash equivalents	(6,481)	(840)
Cash and cash equivalents at beginning of period	59,694	26,523
Cash and cash equivalents at end of period	$53,213	$25,683
Operating activities provided $37.9 million of cash flows for the three months ended March 31, 2026, compared to $3.5 million of cash flows used by operating activities for the three months ended March 31, 2025. The change in our Net cash provided by (used in) operating activities was attributable to routine changes in net working capital.
Our days sales outstanding was 60 days at March 31, 2026, compared to 57 days at December 31, 2025. Our days sales outstanding was 60 days at March 31, 2025, compared to 58 days at December 31, 2024. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $56.7 million of cash flows for the three months ended March 31, 2026, principally for the purchase of property and equipment. The principal source of cash was proceeds from sale of assets and business of $2.2 million. Investing activities used $52.3 million of cash flows for the three months ended March 31, 2025, principally for the purchase of property and equipment.
Financing activities provided $18.0 million of cash flows for the three months ended March 31, 2026. The principal sources of cash were net borrowings under our revolving facility of $25.0 million, net borrowings on other debt of $9.5 million, and proceeds of $5.9 million from the issuance of non-controlling interests. The principal uses of cash were $14.7 million for distributions to and purchases of non-controlling interests and $7.8 million of dividend payments to common stockholders. Financing activities provided $49.3 million of cash flows for the three months ended March 31, 2025. The principal sources of cash were net borrowings under our revolving facilities of $75.0 million and net borrowings on our other debt of $8.3 million. The principal uses of cash were $14.7 million for distributions to and purchases of non-controlling interests, $11.4 million for repurchases of common stock, and $8.1 million of dividend payments to common stockholders.

Capital Resources
Working capital.  We had net working capital of $141.7 million at March 31, 2026, compared to $40.8 million at December 31, 2025. The increase in net working capital was principally due to an increase in our accounts receivable.
Credit facilities. At March 31, 2026, Select had outstanding borrowings under its credit facilities consisting of a $1,036.9 million term loan (excluding unamortized original issue discounts and debt issuance costs of $6.8 million) and borrowings of $125.0 million under its revolving facility. At March 31, 2026, Select had $443.5 million of availability under its revolving facility after giving effect to $31.5 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ Board of Directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The common stock repurchase program will remain in effect until December 31, 2027, unless further extended or earlier terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. Holdings did not repurchase shares under the program during the three months ended March 31, 2026. Since the inception of the program through March 31, 2026, Holdings has repurchased 54,610,335 shares at a cost of approximately $696.8 million, or $12.76 per share, which includes transaction costs. On August 16, 2022, Congress passed the Inflation Reduction Act of 2022, which enacted a 1% excise tax on stock repurchases that exceed $1.0 million, effective January 1, 2023. Since the inception of the program through March 31, 2026, $0.8 million has been incurred for the 1% excise tax as a cost of the stock repurchase.
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
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of March 31, 2026, we had cash and cash equivalents of $25.7 million and $443.5 million of availability under our revolving facility after giving effect to $125.0 million of outstanding borrowings and $31.5 million of outstanding letters of credit.
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
Dividend
On February 12, 2026, our Board of Directors declared a cash dividend of $0.0625 per share. On March 12, 2026, a cash dividend totaling $7.8 million was paid.
On April 29, 2026, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about May 28, 2026, to stockholders of record as of the close of business on May 14, 2026.
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
At March 31, 2026, Select had outstanding borrowings under its credit facilities consisting of a $1,036.9 million term loan (excluding unamortized original issue discounts and debt issuance costs of $6.8 million) and $125.0 million of borrowings under its revolving facility, which bear interest at variable rates.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap effective on March 31, 2025, which limits the Term SOFR rate to 4.5% on $1.0 billion of principal outstanding under our term loan. The agreement applies to interest payments through March 31, 2028. As of March 31, 2026, the Term SOFR rate was 3.66%. As of March 31, 2026, we had $36.9 million of term loan borrowings which would still be subject to variable interest rates if the Term SOFR rate were to exceed 4.5%.
As of March 31, 2026, the first 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by approximately $2.9 million per year.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to the “Litigation” section contained within Note 12 – Commitments and Contingencies of the notes to our condensed consolidated financial statements included herein.
ITEM 1A. RISK FACTORS
The risk factors set forth in this report update, and should be read together with, the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, operating results, and financial condition.
We may incur additional costs in connection with the defense or settlement of any stockholder litigation relating to the Merger. Such litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including costs associated with our indemnification obligations to our Board of Directors.
The announcement and pendency of the proposed Merger may result in disruptions to our business which could adversely affect our business, operating results, and financial condition.
The announcement and pendency of the proposed Merger could cause disruptions or uncertainty surrounding our business, that could adversely affect our operating results and financial condition, regardless of whether the proposed Merger is completed. Such risks include, but are not limited to the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:
•    We may not be able to attract, retain, and motivate our employees, including key personnel. Any loss or distraction of such employees could adversely affect our business and operating results.
•    We have diverted, and will continue to divert, significant management resources, and have expended, and will continue to expend, significant cash amounts, toward the completion of the proposed Merger, which could adversely affect our business, operating results, and financial condition.
•    We may face difficulties maintaining relationships with our existing and potential patients, suppliers, and other business partners.
•    There could be potential uncertainty regarding our future plans and strategy, including business model changes and transformation.
•    The possibility of negative publicity or a negative impression of us in the financial markets could result from the announcement and pendency of the proposed Merger.
•    We may be unable to pursue strategic business opportunities or to take certain actions with respect to our business that we may consider advantageous because of restrictions in the Merger Agreement.
•    There could be other developments beyond our control that may affect the timing or success of the proposed Merger.
Failure to consummate the proposed Merger within the expected timeframe, or at all, may adversely affect our business, operating results, and financial condition.
Consummation of the proposed Merger is subject to several conditions beyond our control. If any of these conditions are not satisfied or waived, it is possible the proposed Merger will not be consummated in the expected time frame, or at all. For example, the proposed Merger requires: (a) the affirmative vote of (1) the holders of the Company's common stock representing a majority of the aggregate voting power of the outstanding common stock entitled to vote thereon and (2) holders of the Company's common stock representing a majority of the aggregate voting power of the outstanding common stock entitled to vote thereon that are not beneficially owned (directly or indirectly) by Parent, Merger Sub, the Rollover Holders (as defined in the Merger Agreement) and their respective affiliates, “associates” or members of their respective “immediate family” (as such terms are respectively defined in Rules 12b-2 and 16a-1 of the Securities Exchange Act of 1934, as amended) (collectively, the “Requisite Stockholder Approvals”); (b) the absence of any order or other action that is in effect (whether temporary, preliminary or permanent) by a governmental authority restraining, enjoining or otherwise prohibiting the consummation of the proposed Merger or applicable law that is in effect that makes consummation of the Merger illegal or otherwise prohibited and (c) the expiration or termination of the applicable waiting period (and any extension thereof, including pursuant to any timing or similar agreement with a governmental entity) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (d) the receipt of certain required regulatory approvals, including certain healthcare regulatory approvals required in connection with the change of control of the Company and its licensed healthcare facilities. There is no assurance that the various conditions will be satisfied, or that the proposed Merger will be consummated on the proposed terms, within the expected timeframe, or at all.
The proposed Merger may be delayed, and ultimately not be completed, due to a number of factors, including, but not limited to:
•    the failure to obtain the Requisite Stockholder Approval;
•    the failure to receive the consents required under certain antitrust and foreign investment laws (or the imposition of any conditions, limitations, or restrictions on such consents);
•    the failure to obtain the required healthcare regulatory approvals;
•    failure to satisfy the other conditions to the consummation of the proposed Merger; and
•    current or potential future stockholder litigation and other legal and regulatory proceedings.
If the proposed Merger is delayed or does not close, we may suffer consequences that could adversely affect our business, operating results and financial condition. We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not consummated. Many of these fees and costs are payable regardless of whether or not the proposed Merger is consummated. If there is any delay in the consummation of the proposed Merger, these costs could increase significantly. Under certain circumstances, if the Company terminates the proposed Merger it will be required to pay the Company Termination Fee, which could adversely affect our financial condition.
The obligation of each party to consummate the proposed Merger is also conditioned upon each party's representations and warranties being true and correct to the extent specified in the Merger Agreement. Any failure to consummate the proposed Merger may result in negative publicity or a negative impression of us among our customers or in the investment community or business community generally which may cause the price of our common stock to decline.
If the proposed Merger is consummated, our stockholders will not be able to participate in any further upside to our business.
If the proposed Merger is consummated, our stockholders (subject to certain exceptions specified in the Merger Agreement) will receive $16.50 in cash per share of the common stock owned by them, without interest thereon and subject to any applicable withholding taxes, and will not receive any equity interests of Parent. As a result, if our business following the proposed Merger performs well, our current stockholders will not receive any additional consideration and will therefore not receive any benefit from any such future performance of our business.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect and subject to certain exceptions (including obtaining prior written consent of Parent, which is not to be unreasonably withheld, conditioned, or delayed) we are generally required to conduct our business in all material respects in the ordinary course, and are restricted from taking certain actions. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations, and financial condition.
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
During the three months ended March 31, 2026, Holdings did not repurchase shares under the authorized common stock repurchase program. The common stock repurchase program has an available capacity of $303.2 million as of March 31, 2026. Pursuant to the Merger Agreement, the Company is restricted from initiating share repurchases without the prior written consent of Parent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Number	Description
2.1
Agreement and Plan of Merger, dated as of March 2, 2026, by and among Select Medical Holdings Corporation, Stallion Intermediate Corporation, and Stallion MergerSub Corporation, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on March 3, 2026 (File No. 001-34465).

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

Dated:  April 30, 2026